Form 10-Q
period 1995-03-31
PARKER & PARSLEY 85-B LTD
filed 1995-05-10
CIK 791231

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _________ to _________

                   Commission File No. 2-99079B

                    PARKER & PARSLEY 85-B, LTD.
      (Exact name of Registrant as specified in its charter)

            Texas                              75-2075492
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101
             Midland, Texas                         79701
(Address of principal executive offices)          (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                               Not applicable
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 13 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 85-B, LTD.
                    (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
                            BALANCE SHEETS
                                           March 31,     December 31,
                                             1995           1994
                                          -----------    -----------
                                          (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $57,486 at March 31 and $52,033 at
  December 31                             $    58,346    $    52,163
 Accounts receivable - oil and gas sales       53,551         52,192
                                           ----------     ----------
     Total current assets                     111,897        104,355

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     5,921,994      5,922,086
  Accumulated depletion                    (3,774,636)    (3,718,231)
                                           ----------     ----------
     Net oil and gas properties             2,147,358      2,203,855
                                           ----------     ----------
                                          $ 2,259,255    $ 2,308,210
                                           ==========     ==========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate             $    37,913    $    26,725
Partners' capital:
 Limited partners (7,988 interests)         2,198,779      2,258,321
 Managing general partner                      22,563         23,164
                                           ----------     ----------
                                            2,221,342      2,281,485
                                           ----------     ----------
                                          $ 2,259,255    $ 2,308,210
                                           ==========     ==========

    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 85-B, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Revenues:
 Oil and gas sales                         $  129,443    $  118,121
 Interest income                                  835           235
 Salvage income from abandoned property         3,580            -
                                            ---------     ---------
     Total revenues                           133,858       118,356

Costs and expenses:
 Production costs                              68,083        71,356
 General and administrative expenses            3,883         3,543
 Depletion                                     56,405        47,630
 Abandoned property costs                       3,016            -
                                            ---------     ---------
     Total costs and expenses                 131,387       122,529
                                            ---------     ---------
Net income (loss)                          $    2,471    $   (4,173)
                                            =========     =========
Allocation of net income (loss):
 Managing general partner                  $       25    $      (42)
                                            =========     =========

Limited partners                           $    2,446    $   (4,131)
                                            =========     =========
Net income (loss) per limited
 partnership interest                      $      .31    $     (.52)
                                            =========     =========
Distributions per limited partnership
 interest                                  $     7.76    $     5.78
                                            =========     =========


    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 85-B, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                             (Unaudited)



                               Managing
                               general      Limited
                               partner      partners        Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $    26,330   $ 2,571,771   $ 2,598,101

Distributions                       (466)      (46,137)      (46,603)

Net loss                             (42)       (4,131)       (4,173)
                              ----------    ----------    ----------

Balance at March 31, 1994    $    25,822   $ 2,521,503   $ 2,547,325
                              ==========    ==========    ==========


Balance at January 1, 1995   $    23,164   $ 2,258,321   $ 2,281,485

Distributions                       (626)      (61,988)      (62,614)

Net income                            25         2,446         2,471
                              ----------    ----------    ----------

Balance at March 31, 1995    $    22,563   $ 2,198,779   $ 2,221,342
                              ==========    ==========    ==========






    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 85-B, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                               Three months ended
                                                    March 31,
                                               1995          1994
                                            ----------    ----------
Cash flows from operating activities:
 Net income (loss)                          $    2,471    $   (4,173)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                    56,405        47,630
   Salvage income from abandoned property       (3,580)           -
 Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable                                  (1,359)        1,772
   Increase (decrease) in accounts payable      10,634        (2,170)
                                             ---------     ---------
    Net cash provided by operating
     activities                                 64,571        43,059

Cash flows from investing activities:
 Proceeds from equipment salvage on
  abandoned property                             3,580            -
 Disposals of oil and gas equipment                646            -
                                             ---------     ---------
   Net cash provided by investing activities     4,226            -

Cash flows from financing activiites:
 Cash distributions to partners                (62,614)      (46,603)
                                             ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                     6,183        (3,544)
Cash and cash equivalents at beginning
 of period                                      52,163        54,243
                                             ---------     ---------
Cash and cash equivalents at end of period  $   58,346    $   50,699
                                             =========     =========
    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 85-B, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 85-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $650,092, or $81.38 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed December 20, 1985. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Program and Registrant affairs. The limited partners contributed $7,988,000 representing 7,988 interests ($1,000 per interest) sold to a total of 728 limited partners.

Since its formation, the Registrant invested $6,770,784 in various prospects that were drilled in Texas. At March 31, 1995, the Registrant had 19 producing oil and gas wells, one well was converted to a saltwater disposal well during 1987 and two wells were plugged and abandoned, one in 1989 and one in 1992.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $129,443 from $118,121 for the three months ended March 31, 1995 and 1994, respectively, an increase of 10%. The increase in revenues resulted from a 28% increase in the average price received per barrel of oil and a 5% increase in the average price received per mcf of gas, offset by a 9% decrease in barrels of oil produced and sold and a 9% decrease in mcf of gas produced and sold. For the three months ended March 31, 1995, 5,297 barrels of oil were sold compared to 5,832 for the same period in 1994, a decrease of 535 barrels. For the three months ended March 31, 1995, 19,024 mcf of gas were sold compared to 20,820 for the same period in 1994, a decrease of 1,796 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.80 from $13.70 for the three months ended March 31, 1994 to $17.50 for the same period in 1995 while the average price received per mcf of gas increased from $1.84 during the three months ended March 31, 1994 to $1.93 in 1995.
The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Salvage income from abandoned property for the three months ended March 31, 1995 consisted of proceeds received from equipment salvage of $3,580 on one well abandoned in a prior year.

Costs and Expenses:

Total costs and expenses increased to $131,387 for the three months ended March 31, 1995 as compared to $122,529 for the same period in 1994, an increase of $8,858, or 7%. This increase was due to increases in depletion, general and administrative expenses ("G&A") and abandoned property costs, offset by a decline in production costs.

Production costs were $68,083 for the three months ended March 31, 1995 and $71,356 for the same period in 1994, resulting in a 5% decrease. The decrease was the result of declines in ad valorem taxes, workover expenses and well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 10% from $3,543 for the three months ended March 31, 1994 to $3,883 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $56,405 for the three months ended March 31, 1995 compared to $47,630 for the same period in 1994. This represented an increase in depletion of $8,775, or 18%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 535 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 44,116 barrels, or 13%, resulting in a higher unit cost per barrel of production.

Abandoned property costs of $3,016 were incurred for the three months ended March 31, 1995 on one well abandoned in a prior year. There were no abandoned property costs incurred for the same period in 1994.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $650,092, or $81.38 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $64,571 during the three months ended March 31, 1995, a $21,512 increase from the same period ended March 31, 1994. This increase was due to an increase in oil and gas sales and a decrease in production costs & G&A, offset by an increase in abandoned property costs. The increase in oil and gas sales was due to an increase in the average price received per barrel of oil and mcf of gas, offset by a decline in barrels of oil and mcf of gas produced and sold. The decrease in production costs was due to less well repair and maintenance costs. G&A declined due to less expense allocated by the managing general partner. The increase in abandoned property costs was due to additional costs incurred on one well abandoned in a prior year.

Net Cash Provided by Investing Activities

The Registrant's investing activities during the three months ended March 31, 1995 related to proceeds received of $3,580 derived from the sale of oil and gas equipment on one well abandoned in a prior year, in addition to proceeds received of $646 from the disposal of equipment.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $62,614 of which $61,988 was distributed to the limited partners and $626 to the managing general partner. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $46,603 of which $46,137 was distributed to the limited partners and $466 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $650,092, or $81.38 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                       PARKER & PARSLEY 85-B, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PARKER & PARSLEY 85-B, LTD.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner
                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner



Dated:  May 12, 1995        By:  /s/ Steven L. Beal
                                --------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President - Finance and
                                     Chief Financial Officer
                                     of PPUSA