Form 10-Q
period 1995-06-30
PARKER & PARSLEY 85-B LTD
filed 1995-08-10
CIK 791231

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 2-99079B

                     PARKER & PARSLEY 85-B, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-2075492
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
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

                      Yes    /x/    No   / /

                        Page 1 of 15 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 85-B, LTD.
                    (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           BALANCE SHEETS
                                           June 30,     December 31,
                                             1995           1994
                                         ------------   ------------
                                          (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $76,822 at June 30 and $52,033 at
  December 31                            $     76,947   $     52,163
 Accounts receivable - oil and gas sales       48,037         52,192
                                          -----------    -----------
     Total current assets                     124,984        104,355

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     5,584,194      5,922,086
  Accumulated depletion                    (3,486,016)    (3,718,231)
                                          -----------    -----------
     Net oil and gas properties             2,098,178      2,203,855
                                          -----------    -----------
                                         $  2,223,162   $  2,308,210
                                          ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate            $     39,804   $     26,725

Partners' capital:
 Limited partners (7,988 interests)         2,161,175      2,258,321
 Managing general partner                      22,183         23,164
                                          -----------    -----------
                                            2,183,358      2,281,485
                                          -----------    -----------
                                         $  2,223,162   $  2,308,210
                                          ===========    ===========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 85-B, LTD.
                      (A Texas Limited Partnership)
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                          Three months ended        Six months ended
                               June 30,                  June 30,
                          1995         1994         1995         1994
                       ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales     $  132,573   $  135,685   $  262,016   $  253,806
 Interest income            1,025          529        1,860          764
 Salvage income on
  abandoned property        8,193           -         8,193           -
 Salvage income from
  equipment disposal        7,557           -        11,137           -
                        ---------    ---------    ---------    ---------
     Total revenues       149,348      136,214      283,206      254,570
Costs and expenses:
 Production costs          63,276       73,524      131,359      144,880
 General and adminis-
  trative expenses          3,977        4,071        7,860        7,614
 Depletion                 49,179       38,524      105,584       86,154
 Abandoned property
  costs                     9,720           -        12,736           -
                        ---------    ---------    ---------    ---------
     Total costs
      and expenses        126,152      116,119      257,539      238,648
                        ---------    ---------    ---------    ---------
Net income             $   23,196   $   20,095   $   25,667   $   15,922
                        =========    =========    =========    =========
Allocation of net
 income:
  Managing general
   partner             $      232   $      201   $      257   $      159
                        =========    =========    =========    =========
  Limited partners     $   22,964   $   19,894   $   25,410   $   15,763
                        =========    =========    =========    =========
Net income per limited
 partnership interest  $     2.87   $     2.49   $     3.18   $     1.97
                        =========    =========    =========    =========
Distributions per
 limited partnership
 interest              $     7.58   $     7.20   $    15.34   $    12.98
                        =========    =========    =========    =========
   The financial information included herein has been prepared by management without audit by independent public accountants.
   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 85-B, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                               (Unaudited)



                               Managing
                               general      Limited
                               partner      partners        Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $    26,330   $ 2,571,771   $ 2,598,101

Distributions                     (1,047)     (103,670)     (104,717)

Net income                           159        15,763        15,922
                              ----------    ----------    ----------
Balance at June 30, 1994     $    25,442   $ 2,483,864   $ 2,509,306
                              ==========    ==========    ==========


Balance at January 1, 1995   $    23,164   $ 2,258,321   $ 2,281,485

Distributions                     (1,238)     (122,556)     (123,794)

Net income                           257        25,410        25,667
                              ----------    ----------    ----------
Balance at June 30, 1995     $    22,183   $ 2,161,175   $ 2,183,358
                              ==========    ==========    ==========











   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 85-B, LTD.
                    (A Texas Limited Partnership)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                Six months ended
                                                    June 30,
                                               1995          1994
                                            ----------    ----------
Cash flows from operating activities:
 Net income                                 $   25,667    $   15,922
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion                                   105,584        86,154
   Salvage income on abandoned property         (8,193)           -
   Salvage income from equipment disposal      (11,137)           -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable     4,155        (7,870)
  Increase in accounts payable                  12,433         6,803
                                             ---------     ---------
     Net cash provided by operating
      activities                               128,509       101,009

Cash flows from investing activities:
 Proceeds from salvage income on abandoned
  property                                         585            -
 Proceeds from salvage income on equipment
  disposal                                      11,137            -
 Disposals to oil and gas properties             8,347         2,164
                                             ---------     ---------
     Net cash provided by investing
      activities                                20,069         2,164

Cash flows from financing activities:
 Cash distributions to partners               (123,794)     (104,717)
                                             ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                               24,784        (1,544)
Cash and cash equivalents at beginning
 of period                                      52,163        54,243
                                             ---------     ---------
Cash and cash equivalents at end of period  $   76,947    $   52,699
                                             =========     =========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 85-B, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 85-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996, and assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Registrant was formed December 20, 1985. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $7,988,000 representing 7,988 interests ($1,000 per interest) sold to a total of 728 limited partners.

Since its formation, the Registrant invested $6,751,455 in various prospects that were drilled in Texas. At June 30, 1995, the Registrant had 18 producing oil wells, one well was converted to a saltwater disposal well during 1987 and three wells were plugged and abandoned; one in 1989, one in 1992 and one in 1995.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $262,016 from $253,806 for the six months ended June 30, 1995 and 1994, respectively, an increase of 3%. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas, offset by an 8% decrease in barrels of oil produced and sold and a 9% decrease in mcf of gas produced and sold. For the six months ended June 30, 1995, 10,695 barrels of oil were sold compared to 11,656 for the same period in 1994, a decrease of 961 barrels. For the six months ended June 30, 1995, 39,081 mcf of gas were sold compared to 42,752 for the same period in 1994, a decrease of 3,671 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.59 from $15.39 for the six months ended June 30, 1994 to $17.98 for the same period in 1995 while the average price received per mcf of gas increased from $1.74 during the six months ended June 30, 1994 to $1.78 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Salvage income on abandoned property was recognized during the six months ended June 30, 1995, resulting from $8,193 in proceeds received from equipment salvage on the abandonment of one fully depleted well. Salvage income received from equipment disposals of $11,137 during the six months ended June 30, 1995 was derived from equipment credits received on wells that were plugged and abandoned in prior years. Abandoned property costs totaled $12,736 for the six months ended June 30, 1995. These costs were incurred to plug and abandon one uneconomical well. There was no abandonment activity during the six months ended June 30, 1994.

Costs and Expenses:

Total costs and expenses increased to $257,539 for the six months ended June 30, 1995 as compared to $238,648 for the same period in 1994, an increase of $18,891, or 8%. This increase was due to increases in general and administrative expenses ("G&A"), depletion and abandoned property costs, offset by a decline in production costs.

Production costs were $131,359 for the six months ended June 30, 1995 and $144,880 for the same period in 1994 resulting in a $13,521 decrease, or 9%. The decrease was attributable to declines in ad valorem taxes and well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $7,614 for the six months ended June 30, 1994 to $7,860 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $105,584 for the six months ended June 30, 1995 compared to $86,154 for the same period in 1994. This represented an increase in depletion of $19,430, or 23%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 961 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.62 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.57 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $13.07 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $650,092, or $81.38 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues decreased to $132,573 from $135,685 for the three months ended June 30, 1995 and 1994, respectively. The decline in revenues resulted from a 7% decrease in barrels of oil produced and sold, a 9% decrease in mcf of gas produced and sold and a decline in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the three months ended June 30, 1995, 5,398 barrels of oil were sold compared to 5,824 for the same period in 1994, a decrease of 426 barrels. For the three months ended June 30, 1995, 20,057 mcf of gas were sold compared to 21,932 for the same period in 1994, a decrease of 1,875 mcf. The decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $1.37 from $17.08 for the three months ended June 30, 1994 to $18.45 for the same period in 1995 while the average price received per mcf of gas decreased slightly from $1.65 during the three months ended June 30, 1994 to $1.64 for the same period in 1995.

Salvage income on abandoned property was recognized during the three months ended June 30, 1995, resulting from $8,193 in proceeds received from equipment salvage on the abandonment of one fully depleted well. Salvage income received from equipment disposals of $7,557 during the three months ended June 30, 1995 was derived from equipment credits received on wells that were plugged and abandoned in prior years. Abandoned property costs totaled $9,720 for the three months ended June 30, 1995. These costs were incurred to plug and abandon one uneconomical well. There was no abandonment activity during the same period in 1994.

Costs and Expenses:

Total costs and expenses increased to $126,152 for the three months ended June 30, 1995 as compared to $116,119 for the same period in 1994, an increase of $10,033, or 9%. This increase was due to increases in depletion and abandoned property costs, offset by declines in production costs and G&A.

Production costs were $63,276 for the three months ended June 30, 1995 and $73,524 for the same period in 1994 resulting in a $10,248 decrease, or 14%. The decrease was primarily the result of declines in ad valorem taxes and well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased from $4,071 for the three months ended June 30, 1994 to $3,977 for the same period in 1995.

Depletion was $49,179 for the three months ended June 30, 1995 compared to $38,524 for the same period in 1994. This represented an increase in depletion of $10,655, or 28%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 426 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.62 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.57 per barrel.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $128,509 during the six months ended June 30, 1995, a 27% increase from the same period ended June 30, 1994. This increase was due to an increase in oil and gas sales and decreases in production costs and G&A, offset by an increase in abandoned property costs. The increase in oil and gas sales was primarily due to an increase in the average price received per barrel of oil. The decline in production costs was due to a decrease in well repair and maintenance costs. G&A decreased due to less allocated expense by the managing general partner. Abandoned property costs increased due to the plugging and abandonment of one well during the six months ended June 30, 1995 compared to no abandonment activity during the same period in 1994.

Net Cash Provided by Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1995 resulted in proceeds received of $11,137, derived from the sale of oil and gas equipment on wells abandoned in prior years. In addition, proceeds of $8,347 were received from the disposal of equipment on active properties, while $585 in proceeds were received from the salvage of equipment on one well abandoned during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $123,794 of which $122,556 was distributed to the limited partners and $1,238 to the managing general partner. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $104,717 of which $103,670 was distributed to the limited partners and $1,047 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                     PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $650,092, or $81.38 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 85-B, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 9, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA