Form 10-Q
period 1995-09-30
PARKER & PARSLEY 85-B LTD
filed 1995-11-13
CIK 791231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                    Part I. Financial Information

Item 1.   Financial Statements

                             BALANCE SHEETS

                                                September 30,     December 31,
                                                    1995             1994
                                   (Unaudited)
         ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $60,349 at September
     30 and $52,033 at December 31               $    60,473      $    52,163
  Accounts receivable - oil and gas sales             63,872           52,192
                                                  ----------       ----------
           Total current assets                      124,345          104,355

Oil and gas properties - at cost, based on the
  successful efforts accounting method             5,584,194        5,922,086
     Accumulated depletion                        (3,523,030)      (3,718,231)
                                                  ----------       ----------
           Net oil and gas properties              2,061,164        2,203,855
                                                  ----------       ----------
                                                 $ 2,185,509      $ 2,308,210
                                                  ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $    35,808      $    26,725

Partners' capital:
  Limited partners (7,988 interests)               2,127,855        2,258,321
  Managing general partner                            21,846           23,164

                                                   2,149,701        2,281,485
                                                  ----------       -----------
                                                 $ 2,185,509      $ 2,308,210
                                                  ==========       ===========




    The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                  1995        1994          1995        1994

Revenues:
  Oil and gas sales            $ 111,422   $ 137,953     $ 373,438   $ 391,759
  Interest income                  1,195         728         3,055       1,492
  Gain on abandoned property       8,510          -         16,703          -
  Salvage income from equipment
   disposal                           -           -         11,137          -
                                --------    --------      --------    --------
     Total revenues              121,127     138,681       404,333     393,251

Costs and expenses:
  Production costs                55,670      70,549       187,029     215,429
  General and administrative
    expenses                       3,343       3,984        11,203      11,598
  Depletion                       37,015      36,008       142,599     122,162
  Abandoned property costs         6,242          -         18,978          -
                                --------    --------      --------    --------
     Total costs and expenses    102,270     110,541       359,809     349,189
                                --------    --------      --------    --------
Net income                     $  18,857   $  28,140     $  44,524   $  44,062
                                ========    ========      ========    ========
Allocation of net income:
  Managing general partner     $     188   $     282     $     445   $     441
                                ========    ========      ========    ========
  Limited partners             $  18,669   $  27,858     $  44,079   $  43,621
                                ========    ========      ========    ========
Net income per limited
 partnership interest          $    2.34   $    3.49     $    5.52   $    5.46
                                ========    ========      ========    ========
Distributions per limited
  partnership interest         $    6.51   $    7.45     $   21.85   $   20.43
                                ========    ========      ========    ========





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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                 Managing
                                 general       Limited
                                 partner       partners        Total


Balance at January 1, 1994      $  26,330    $ 2,571,771    $ 2,598,101

    Distributions                  (1,649)      (163,226)      (164,875)

    Net income                        441         43,621         44,062
                                 --------     ----------     ----------
Balance at September 30, 1994   $  25,122    $ 2,452,166    $ 2,477,288
                                 ========     ==========     ==========

Balance at January 1, 1995      $  23,164    $ 2,258,321    $ 2,281,485

    Distributions                  (1,763)      (174,545)      (176,308)

    Net income                        445         44,079         44,524
                                 --------     ----------     ----------
Balance at September 30, 1995   $  21,846    $ 2,127,855    $ 2,149,701
                                 =========    ==========     ==========





    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                          September 30,
                                                       1995           1994

Cash flows from operating activities:

  Net income                                       $   44,524      $   44,062
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depletion                                         142,599         122,162
    Gain on abandoned property                        (16,703)             -
    Salvage income from equipment disposal            (11,137)             -
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable        (11,680)            190
    Increase in accounts payable                       19,580           3,086
                                                    ---------       ---------
      Net cash provided by operating activities       167,183         169,500

Cash flows from investing activities:

  Disposals to oil and gas properties                     739           2,164
  Proceeds from equipment salvage on abandoned
   property                                             5,559              -
  Proceeds from salvage income on equipment
   disposals                                           11,137              -
                                                    ---------       ---------
       Net cash provided by investing activities       17,435           2,164

Cash flows from financing activities:

  Cash distributions to partners                     (176,308)       (164,875)
                                                    ---------       ---------
Net increase in cash and cash equivalents               8,310           6,789
Cash and cash equivalents at beginning of period       52,163          54,243
                                                    ---------       ---------
Cash and cash equivalents at end of period         $   60,473      $   61,032
                                                    =========       =========




    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 85-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $650,092, or $81.38 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the

Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed December 20, 1985. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into PPDLP on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $7,988,000 representing 7,988 interests ($1,000 per interest) sold to a total of 728 limited partners.

Since its formation, the Registrant invested $6,770,784 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 18 producing oil and gas wells. One well was converted to a saltwater disposal well during 1987 and three wells have been plugged and abandoned; one in 1989, one in 1992 and one in 1995.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $373,438 from $391,759 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 5%. The decrease in revenues resulted from an 11% decrease in barrels of oil produced and sold and an 11% decrease in mcf of gas produced and sold, offset by increases in the average prices received per barrel of oil and mcf of gas. For the nine months ended September 30, 1995, 15,490 barrels of oil were sold compared to 17,356 for the same period in 1994, a decrease of 1,866 barrels. For the nine months ended September 30, 1995, 59,066 mcf of gas were sold compared to 66,273 for the same period in 1994, a decrease of 7,207 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.47, or 9%, from $16.14 for the nine months ended September 30, 1994 to $17.61 for the same period in 1995 while the average price received per mcf of gas increased from $1.68 during the nine months ended September 30, 1994 to $1.70 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

A gain of $16,703 on abandoned property was recognized during the nine months ended September 30, 1995, resulting from proceeds received from equipment salvage on the abandonment of one fully depleted well. Salvage income received from equipment disposals of $11,137 during the nine months ended September 30, 1995 was derived from equipment credits received on wells that were plugged and abandoned in prior years. Abandoned property costs totaled $18,978 for the nine months ended September 30, 1995. These costs were incurred to plug and abandon one uneconomical well. There were no abandoned property costs or salvage income for the same period in 1994.

COSTS AND EXPENSES:

Total costs and expenses increased to $359,809 for the nine months ended September 30, 1995 as compared to $349,189 for the same period in 1994, an increase of $10,620, or 3%. This increase was due to increases in depletion and abandoned property costs, offset by declines in production costs and general and administrative expenses ("G&A").

Production costs were $187,029 for the nine months ended September 30, 1995 and $215,429 for the same period in 1994 resulting in a $28,400 decrease, or 13%. The decrease was primarily due to an 11% decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 3% from $11,598 for the nine months ended September 30, 1994 to $11,203 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $142,599 for the nine months ended September 30, 1995 compared to $122,162 for the same period in 1994. This represented an increase in depletion of $20,437, or 17%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,866 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.62 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.57 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $13.07 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $650,092, or $81.38 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $111,422 from $137,953 for the three months ended September 30, 1995 and 1994, respectively, a decrease of $26,531, or 19%. The decrease in revenues resulted from a 16% decrease in barrels of oil produced and sold, a 15% decrease in mcf of gas produced and sold and declines in the average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 4,795 barrels of oil were sold compared to 5,700 for the same period in 1994, a decrease of 905 barrels. For the three months ended September 30, 1995, 19,985 mcf of gas were sold compared to 23,521 for the same period in 1994, a decrease of 3,536 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.88, or 5%, from $17.67 for the three months ended September 30, 1994 to $16.79 for the same period in 1995 while the average price received per mcf of gas decreased 2% from $1.58 for the three months ended September 30, 1994 to $1.55 for the same period in 1995.

A gain of $8,510 on abandoned property was recognized during the three months ended September 30, 1995, resulting from proceeds received from equipment salvage on the abandonment of one fully depleted well. Abandoned property costs totaled $6,242 for the three months ended September 30, 1995. There was no abandonment activity during the same period in 1994.

COSTS AND EXPENSES:

Total costs and expenses decreased to $102,270 for the three months ended September 30, 1995 as compared to $110,541 for the same period in 1994, a decrease of $8,271, or 8%. This decrease was due to declines in production costs and G&A, offset by increases in depletion and abandoned property costs.

Production costs were $55,670 for the three months ended September 30, 1995 and $70,549 for the same period in 1994, resulting in a $14,879 decrease, or 21%. The decrease was primarily attributable to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 16% from $3,984 for the three months ended September 30, 1994 to $3,343 for the same period in 1995.

Depletion was $37,015 for the three months ended September 30, 1995 compared to $36,008 for the same period in 1994. This represented an increase in depletion of $1,007, or 3%. Oil production decreased 905 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.62 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.57 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities decreased to $167,183 during the nine months ended September 30, 1995, a $2,317 decrease from the same period in 1994. This decrease was due to a decline in oil and gas sales and an increase in abandoned property costs, offset by a decrease in production costs. The decline in oil and gas sales was due to a decline in barrels of oil and mcf of gas produced and sold. The increase in abandoned property costs was due to no abandonment activity during 1994 compared to the plugging of one uneconomical well in 1995. The decrease in production costs was primarily the result of a decline in well repair and maintenance costs.

NET CASH PROVIDED BY INVESTING ACTIVITIES

The Registrant received $739 and $2,164 during the nine months ended September 30, 1995 and 1994, respectively, from the disposal of oil and gas equipment on active properties.

Proceeds of $5,559 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995. In addition, proceeds from salvage income of $11,137 from the sale of oil and gas equipment on properties abandoned in prior years were received during the nine months ended September 30, 1995.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $176,308 of which $174,545 was distributed to the limited partners and $1,763 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $164,875 of which $163,226 was distributed to the limited partners and $1,649 to the managing general partner.

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

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $650,092, or $81.38 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                    PARKER & PARSLEY 85-B, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:   Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  November 9, 1995     By:   /s/ Steven L. Beal
                                    -----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA