Form 10-Q
period 1996-06-30
PARKER & PARSLEY 85-B LTD
filed 1996-08-12
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  June 30,     December 31,
                                                    1996           1995
                                                ------------   ------------
                                                (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
 $71,998 at June 30 and $70,513 at
  December 31                                   $     72,173   $     77,485
 Accounts receivable - oil and gas sales              78,934         52,174
                                                 -----------    -----------
     Total current assets                            151,107        129,659

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                            5,299,555      5,588,219
  Accumulated depletion                           (3,581,227)    (3,804,386)
                                                 -----------    -----------
     Net oil and gas properties                    1,718,328      1,783,833
                                                 -----------    -----------
                                                $  1,869,435   $  1,913,492
                                                 ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                   $     20,819   $     36,584

Partners' capital:
 Limited partners (7,988 interests)                1,829,781      1,857,790
 Managing general partner                             18,835         19,118
                                                 -----------    -----------
                                                   1,848,616      1,876,908
                                                 -----------    -----------
                                                $  1,869,435   $  1,913,492
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                  June 30,
                               1996         1995         1996         1995
                            ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales          $  146,660   $  132,573   $  277,562   $  262,016
 Interest income                 1,111        1,025        2,060        1,860
 Gain on abandonment            22,511        8,193       22,511        8,193
 Salvage income from
  equipment disposal                -         7,557           -        11,137
 Litigation settlement          62,948           -        62,948           -
                             ---------    ---------    ---------    ---------
     Total revenues            233,230      149,348      365,081      283,206
Costs and expenses:
 Production costs               60,980       63,276      126,186      131,359
 General and adminis-
  trative expenses               4,400        3,977        8,327        7,860
 Depletion                      31,889       49,179       65,525      105,584
 Abandoned property
  costs                          8,550        9,720        8,550       12,736
                             ---------    ---------    ---------    ---------
     Total costs
      and expenses             105,819      126,152      208,588      257,539
                             ---------    ---------    ---------    ---------
Net income                  $  127,411   $   23,196   $  156,493   $   25,667
                             =========    =========    =========    =========
Allocation of net
 income:
  Managing general
   partner                  $    1,274   $      232   $    1,565   $      257
                             =========    =========    =========    =========
  Limited partners          $  126,137   $   22,964   $  154,928   $   25,410
                             =========    =========    =========    =========
Net income per limited
 partnership interest       $    15.80   $     2.87   $    19.40   $     3.18
                             =========    =========    =========    =========
Distributions per
 limited partnership
 interest                   $    16.40   $     7.58   $    22.90   $    15.34
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general      Limited
                                       partner      partners        Total
                                     -----------   -----------   -----------

Balance at January 1, 1995           $    23,164   $ 2,258,321   $ 2,281,485

Distributions                             (1,238)     (122,556)     (123,794)

Net income                                   257        25,410        25,667
                                      ----------    ----------    ----------
Balance at June 30, 1995             $    22,183   $ 2,161,175   $ 2,183,358
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    19,118   $ 1,857,790   $ 1,876,908

Distributions                             (1,848)     (182,937)     (184,785)

Net income                                 1,565       154,928       156,493
                                      ----------    ----------    ----------
Balance at June 30, 1996             $    18,835   $ 1,829,781   $ 1,848,616
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
 Net income                                         $  156,493    $   25,667
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion                                            65,525       105,584
   Gain on abandonment                                 (22,511)       (8,193)
   Salvage income from equipment disposal                   -        (11,137)
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable           (26,760)        4,155
  Increase in accounts payable                           3,963        12,433
                                                     ---------     ---------
     Net cash provided by operating
      activities                                       176,710       128,509

Cash flows from investing activities:
 (Additions) disposals of oil and gas
  properties                                            (3,524)        8,347
 Proceeds from equipment salvage on
  abandoned property                                     6,287           585
 Proceeds from salvage income on equipment
  disposal                                                  -         11,137
                                                     ---------     ---------
     Net cash provided by investing
      activities                                         2,763        20,069

Cash flows from financing activities:
 Cash distributions to partners                       (184,785)     (123,794)
                                                     ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                                       (5,312)       24,784
Cash and cash equivalents at beginning
 of period                                              77,485        52,163
                                                     ---------     ---------
Cash and cash equivalents at end of period          $   72,173    $   76,947
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 85-B, L.P. (the "Registrant") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results of operations are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $62,318 to the limited partners, or $7.80 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $277,562 from $262,016 for the six months ended June 30, 1996 and 1995, respectively, an increase of 6%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 11% decrease in barrels of oil produced and sold and a 9% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 9,501 barrels of oil were sold compared to 10,695 for the same period in 1995, a decrease of 1,194 barrels. For the six months ended June 30, 1996, 35,634 mcf of gas were sold compared to 39,081 for the same period in 1995, a decrease of 3,447 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.56, or 14%, from $17.98 for the six months ended June 30, 1995 to $20.54 for the same period in 1996 while the average price received per mcf of gas increased 30% from $1.78 during the six months ended June 30, 1995 to $2.31 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

A gain on abandonment of $22,511 was recognized during the six months ended June 30, 1996. This gain was derived from equipment credits received on the abandonment of one fully depleted well. For the six months ended June 30, 1995, a gain of $8,193 was also the result of equipment credits received on the abandonment of one fully depleted well. Abandoned property costs totaling $8,550 and $12,736 were incurred for the six months ended June 30 1996 and 1995, respectively.

Salvage income from equipment disposals of $11,137, during the six months ended June 30, 1995, consisted of equipment credits received on one fully depleted well and on one well abandoned in a previous year.

Costs and Expenses:

Total costs and expenses decreased to $208,588 for the six months ended June 30, 1996 as compared to $257,539 for the same period in 1995, a decrease of $48,951, or 19%. This decrease was due to declines in production costs, depletion and abandoned property costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $126,186 for the six months ended June 30, 1996 and $131,359 for the same period in 1995 resulting in a $5,173 decrease, or 4%. The decrease was attributable to declines in ad valorem taxes and well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 6% from $7,860 for the six months ended June 30, 1995 to $8,327 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $65,525 for the six months ended June 30, 1996 compared to $105,584 for the same period in 1995. This represented a decrease in depletion of $40,059, or 38%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,194 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 1,799 barrels.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $62,318 to the limited partners, or $7.80 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $146,660 from $132,573 for the three months ended June 30, 1996 and 1995, respectively. The increase in revenues resulted from an increase in the average prices received per barrel of oil and mcf of gas, offset by a 13% decrease in barrels of oil produced and sold and a 9% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 4,713 barrels of oil were sold compared to 5,398 for the same period in 1995, a decrease of 685 barrels. For the three months ended June 30, 1996, 18,293 mcf of gas were sold compared to 20,057 for the same period in 1995, a decrease of 1,764 mcf. The decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.33, or 18%, from $18.45 for the three months ended June 30, 1995 to $21.78 for the same period in 1996 while the average price received per mcf of gas increased 47% from $1.64 during the three months ended June 30, 1995 to $2.41 for the same period in 1996.

A gain on abandonment of $22,511 was recognized during the three months ended June 30, 1996. This gain was derived from equipment credits received on the abandonment of one fully depleted well. For the three months ended June 30, 1995, a gain of $8,193 was also the result of equipment credits received on the abandonment of one fully depleted well. Abandoned property costs totaling $8,550 and $9,720 were incurred for the three months ended June 30 1996 and 1995, respectively.

Salvage income from equipment disposals of $7,557 during the three months ended June 30, 1995 consisted of equipment credits received on one fully depleted well and on one well abandoned in a previous year.

Costs and Expenses:

Total costs and expenses decreased to $105,819 for the three months ended June 30, 1996 as compared to $126,152 for the same period in 1995, a decrease of $20,333, or 16%. This decrease was due to declines in production costs, depletion and abandoned property costs, offset by an increase in G&A.

Production costs were $60,980 for the three months ended June 30, 1996 and $63,276 for the same period in 1995 resulting in a $2,296 decrease, or 4%. The decrease was the result of declines in ad valorem taxes and well repair and maintenance costs, offset by an increase in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased from $3,977 for the three months ended June 30, 1995 to $4,400 for the same period in 1996, an increase of $423, or 11%.

Depletion was $31,889 for the three months ended June 30, 1996 compared to $49,179 for the same period in 1995. This represented a decrease in depletion of $17,290, or 35%, primarily attributable to the adoption of FAS 121 effective the fourth quarter of 1995, as discussed previously. Oil production decreased 685 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $48,201 from the same period ended June 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3, and an offsetting decline in oil and gas sales collected.

Net Cash Provided by Investing Activities

The Registrant's investing activities for the six months ended June 30, 1996 included expenditures related to equipment replacement on several oil and gas properties. For the six months ended June 30, 1995, proceeds were received from the disposal of oil and gas equipment on active properties.

Proceeds were received from the salvage of equipment on properties abandoned during the six months ended June 30, 1996 and 1995. For the same period in 1995, equipment was sold on one fully depleted well and one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $184,785 of which $182,937 was distributed to the limited partners and $1,848 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $123,794 of which $122,556 was distributed to the limited partners and $1,238 to the managing general partner.

Cash distributions to the partners of $184,785 for the six months ended June 30, 1996 included $62,318 to the limited partners and $630 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 85-B, LTD.

                                By: Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                        ("PPUSA"), General Partner




Dated:  August 9, 1996          By:  /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                    Officer of PPUSA