Form 10-Q
period 1996-09-30
PARKER & PARSLEY 85-B LTD
filed 1996-11-12
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 14 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1996 and
             December 31, 1995   ....................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1996 and 1995.................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1996.................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1996 and 1995..............................    6

          Notes to Financial Statements..............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    9



                           Part II. Other Information

Item 1.   Legal Proceedings..........................................   13


          Signatures.................................................   14

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
         ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $78,880 at September 30
     and $70,513 at December 31                    $   101,852     $    77,485
  Accounts receivable - oil and gas sales               59,995          52,174
                                                    ----------      ----------
           Total current assets                        161,847         129,659
                                                    ----------      ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,299,877       5,588,219
     Accumulated depletion                          (3,611,186)     (3,804,386)
                                                    ----------      ----------
           Net oil and gas properties                1,688,691       1,783,833
                                                    ----------      ----------
                                                   $ 1,850,538     $ 1,913,492
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                          29,814          36,584

Partners' capital:
  Limited partners (7,988 interests)                 1,802,168       1,857,790
  Managing general partner                              18,556          19,118
                                                    ----------      ----------
                                                     1,820,724       1,876,908
                                                    ----------      ----------
                                                   $ 1,850,538     $ 1,913,492
                                                    ==========      ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                               ----------------------    ----------------------
                                  1996         1995         1996         1995
                               ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                  $ 144,348    $ 111,422    $ 421,910    $ 373,438
  Interest                         1,261        1,195        3,321        3,055
  Gain on abandoned property         -          8,510       22,511       16,703
  Litigation settlement              -            -         62,948          -
  Salvage income from
    equipment disposal               -            -            -         11,137
                                --------     --------     --------     --------

                                 145,609      121,127      510,690      404,333
                                --------     --------     --------     --------
Costs and expenses:
  Oil and gas production          63,885       55,670      190,071      187,029
  General and administrative       4,330        3,343       12,657       11,203
  Depletion                       29,959       37,015       95,484      142,599
  Abandoned property               1,095        6,242        9,645       18,978
                                --------     --------     --------     --------

                                  99,269      102,270      307,857      359,809
                                --------     --------     --------     --------

Net income                     $  46,340    $  18,857    $ 202,833    $  44,524
                                ========     ========     ========     ========
Allocation of net income:
  Managing general partner     $     463    $     188    $   2,028    $     445
                                ========     ========     ========     ========

  Limited partners             $  45,877    $  18,669    $ 200,805    $  44,079
                                ========     ========     ========     ========
Net income per limited
  partnership interest         $    5.74    $    2.34    $   25.14    $    5.52
                                ========     ========     ========     ========
Distributions per limited
  partnership interest         $    9.20    $    6.51    $   32.10    $   21.85
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners          Total
                                     ---------     -----------     -----------

Balance at January 1, 1996           $  19,118     $ 1,857,790     $ 1,876,908

    Distributions                       (2,590)       (256,427)       (259,017)

    Net income                           2,028         200,805         202,833
                                      --------      ----------      ----------

Balance at September 30, 1996        $  18,556     $ 1,802,168     $ 1,820,724
                                      ========      ==========      ==========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                      ----------------------
                                                         1996         1995
                                                      ---------    ---------
Cash flows from operating activities:

  Net income                                          $ 202,833    $  44,524
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                          95,484      142,599
      Gain on abandoned property                        (22,511)     (16,703)
      Salvage income from equipment disposal                -        (11,137)
  Changes in assets and liabilities:
      Increase in accounts receivable                    (7,821)     (11,680)
      Increase (decrease) in accounts payable            (7,091)      19,580
                                                       --------     --------
        Net cash provided by operating activities       260,894      167,183
                                                       --------     --------

Cash flows from investing activities:

  Disposals of oil and gas properties                    16,203          739
  Proceeds from equipment salvage on abandoned
    property                                              6,287        5,559
  Proceeds from salvage income on equipment
    disposals                                                -         11,137
                                                       --------     --------
        Net cash provided by investing activities        22,490       17,435
                                                       --------     --------

Cash flows from financing activities:

  Cash distributions to partners                       (259,017)    (176,308)
                                                       --------     --------

Net increase in cash and cash equivalents                24,367        8,310
Cash and cash equivalents at beginning of period         77,485       52,163
                                                       --------     --------
Cash and cash equivalents at end of period            $ 101,852    $  60,473
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 85-B, Ltd. (the "Registrant") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, final distribution was made to the working interest owners, including $62,318, or $7.80 per limited partnership interest to the Registrant and its partners.
                                        8

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $421,910 from $373,438 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 13%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 7% decrease in barrels of oil produced and sold and an 8% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 14,370 barrels of oil were sold compared to 15,490 for the same period in 1995, a decrease of 1,120 barrels. For the nine months ended September 30, 1996, 54,614 mcf of gas were sold compared to 59,066 for the same period in 1995, a decrease of 4,452 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.29, or 19%, from $17.61 for the nine months ended September 30, 1995 to $20.90 for the same period in 1996 while the average price received per mcf of gas increased 31% from $1.70 during the nine months ended September 30, 1995 to $2.23 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

A gain on abandonment of $22,511 was recognized during the nine months ended September 30, 1996. This gain was derived from equipment credits received on the abandonment of one fully depleted well. For the nine months ended September 30, 1995, a gain of $16,703 was also the result of equipment credits received on the abandonment of one fully depleted well. Abandoned property costs of $9,645 and $18,978 were incurred for the nine months ended September 30, 1996 and 1995, respectively.

Salvage income from equipment disposals of $11,137, during the nine months ended September 30, 1995, consisted of proceeds received from equipment sales on one fully depleted well and on one well abandoned in a previous year.

Costs and Expenses:

Total costs and expenses decreased to $307,857 for the nine months ended September 30, 1996 as compared to $359,809 for the same period in 1995, a decrease of $51,952, or 14%. This decrease was due to reductions in depletion and abandoned property costs, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $190,071 for the nine months ended September 30, 1996 and $187,029 for the same period in 1995 resulting in a $3,042 increase, or 2%. The increase was primarily due to additional production taxes due to the increase in oil and gas sales.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 13% from $11,203 for the nine months ended September 30, 1995 to $12,657 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $95,484 for the nine months ended September 30, 1996 compared to $142,599 for the same period in 1995, representing a decrease of $47,115, or 33%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (ii) a reduction in oil production of 1,120 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $62,318, or $7.80 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $144,348 from $111,422 for the three months ended September 30, 1996 and 1995, respectively, an increase of $32,926, or 30%. The increase in revenues resulted from a 2% increase in barrels of oil produced and sold and higher average prices received per barrel of oil and mcf of gas, offset by a 5% decline in the mcf of gas produced and sold. For the three months ended September 30, 1996, 4,869 barrels of oil were sold compared to 4,795 for the same period in 1995, an increase of 74 barrels, resulting from operational changes on several wells. For the three months ended September 30, 1996, 18,980 mcf of gas were sold compared to 19,985 for the same period in 1995, a decrease of 1,005 mcf. This decrease was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.80, or 29%, from $16.79 for the three months ended September 30, 1995 to $21.59 for the same period in 1996 while the average price received per mcf of gas increased 34% from $1.55 for the three months ended September 30, 1995 to $2.07 for the same period in 1996.

A gain of $8,510 on abandoned property was recognized during the three months ended September 30, 1995, resulting from proceeds received from equipment credits on the abandonment of one fully depleted well. Abandoned property costs totaled $6,242 for the three months ended September 30, 1995 and $1,095 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $99,269 for the three months ended September 30, 1996 as compared to $102,270 for the same period in 1995, a decrease of $3,001, or 3%. This decrease was due to declines in depletion and abandoned property costs, offset by increases in production costs and G&A.

Production costs were $63,885 for the three months ended September 30, 1996 and $55,670 for the same period in 1995, resulting in an $8,215 increase, or 15%. The increase was attributable to an increase in well repair and maintenance costs and additional production taxes due to the increase in oil and gas sales.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 30% from $3,343 for the three months ended September 30, 1995 to $4,330 for the same period in 1996.

Depletion was $29,959 for the three months ended September 30, 1996 compared to $37,015 for the same period in 1995. This represented a decrease in depletion of $7,056, or 19%, primarily attributable to the increase in oil and gas reserves during the third quarter of 1996, as discussed previously. Oil production increased 74 barrels for the three months ended September 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $93,711 during the nine months ended September 30, 1996 from the same period in 1995. This increase was due to the receipt of proceeds from the litigation settlement as discussed in
Note 3 and increased oil and gas sales, offset by an increase in production costs paid.

Net Cash Provided by Investing Activities

The Registrant received $16,203 and $739 during the nine months ended September 30, 1996 and 1995, respectively, from the disposal of oil and gas equipment on active properties.

Proceeds of $6,287 and $5,559 were received from the salvage of equipment on properties abandoned during the nine months ended September 30, 1996 and 1995, respectively. For the same period in 1995, equipment was sold on one fully depleted well and one well abandoned in a prior year for proceeds of $11,137.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $259,017 of which $256,427 was distributed to the limited partners and $2,590 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $176,308 of which $174,545 was distributed to the limited partners and $1,763 to the managing general partner.

Cash distributions to the partners of $259,017 for the nine months ended September 30, 1996 included $62,318 to the limited partners and $630 to the managing general partner resulting from proceeds received in the litigation settlement as discussed in Note 3.

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


                           Part II. Other Information

Item 1.       Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                     PARKER & PARSLEY 85-B, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  November 12, 1996      By:   /s/ Steven L. Beal
                                     ----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA