Form 10-Q
period 1997-03-31
PARKER & PARSLEY 85-B LTD
filed 1997-05-08
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996.........................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7



                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................    9

           27.    Financial Data Schedule

           Signatures..................................................   10

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     March 31,      December 31,
                                                      1997             1996
                                                   -----------      -----------
                                                   (Unaudited)
                       ASSETS

Current assets:
 Cash and cash equivalents, including interest
   bearing deposits of $97,055 at March 31
   and $59,099 at December 31                      $    97,230      $    77,190
 Accounts receivable - oil and gas sales                81,687           94,494
                                                    ----------       ----------
        Total current assets                           178,917          171,684
                                                    ----------       ----------
Oil and gas properties - at cost, based on the
 on the successful efforts accounting method         5,299,759        5,299,608
Accumulated depletion                               (3,669,802)      (3,639,795)
                                                    ----------       ----------
        Net oil and gas properties                   1,629,957        1,659,813
                                                    ----------       ----------
                                                   $ 1,808,874      $ 1,831,497
                                                    ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                      $    29,886      $    14,174

Partners' capital:
 Managing general partner                               18,139           18,522
 Limited partners (7,988 interests)                  1,760,849        1,798,801
                                                    ----------       ----------
                                                     1,778,988        1,817,323
                                                    ----------       ----------
                                                   $ 1,808,874      $ 1,831,497
                                                    ==========       ==========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                              March 31,
                                                     -------------------------
                                                        1997           1996
                                                     ---------      ----------
Revenues:
  Oil and gas                                        $ 146,856       $ 130,902
  Interest                                               1,210             949
                                                      --------        --------
                                                       148,066         131,851
                                                      --------        --------
Costs and expenses:
  Oil and gas production                                59,198          65,206
  General and administrative                             4,406           3,927
  Depletion                                             30,007          33,636
                                                      --------        --------
                                                        93,611         102,769
                                                      --------        --------
Net income                                           $  54,455       $  29,082
                                                      ========        ========
Allocation of net income:
  Managing general partner                           $     545       $     291
                                                      ========        ========
  Limited partners                                   $  53,910       $  28,791
                                                      ========        ========
Net income per limited partnership interest          $    6.75       $    3.60
                                                      ========        ========
Distributions per limited partnership interest       $   11.50       $    6.50
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners           Total
                                    ---------      -----------      -----------


Balance at January 1, 1997          $  18,522      $ 1,798,801      $ 1,817,323

  Distributions                          (928)         (91,862)         (92,790)

  Net income                              545           53,910           54,455
                                     --------       ----------       ----------

Balance at March 31, 1997           $  18,139      $ 1,760,849      $ 1,778,988
                                     ========       ==========       ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these financial statements

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                                March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------

Cash flows from operating activities:
  Net income                                           $   54,455    $   29,082
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion                                             30,007        33,636
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable            12,807       (24,893)
     Increase (decrease) in accounts payable               15,712        (2,747)
                                                        ---------     ---------
        Net cash provided by operating activities         112,981        35,078
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas equipment                         (151)          (21)

Cash flows from financing activities:
  Cash distributions to partners                          (92,790)      (52,446)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       20,040       (17,389)
Cash and cash equivalents at beginning of period           77,190        77,485
                                                        ---------     ---------
Cash and cash equivalents at end of period             $   97,230    $   60,096
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 85-B, L.P. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $146,856 from $130,902 for the three months ended March 31, 1997 and 1996, respectively, an increase of $15,954, or 12%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 7% decrease in barrels of oil produced and sold and a 4% decrease in mcf of gas produced and sold. For the three months ended March 31, 1997, 4,466 barrels of oil were sold compared to 4,788 for the same period in 1996, a decrease of 322 barrels. For the three months ended March 31, 1997, 16,651 mcf of gas were sold compared to 17,341 for the same period in 1996, a decrease of 690 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.94, or 15%, from $19.33 for the three months ended March 31, 1996 to $22.27 for the same period in 1997, while the average price received per mcf of gas increased 29% from $2.21 during the three months ended March 31, 1996 to $2.85 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses decreased to $93,611 for the three months ended March 31, 1997 as compared to $102,769 for the same period in 1996, a decrease of $9,158, or 9%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $59,198 for the three months ended March 31, 1997 and $65,206 for the same period in 1996, a decrease of $6,008, or 9%. The decrease was principally due to less well repair and maintenance costs for the three months ended March 31, 1997, compared to the same period in 1996.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 12% from $3,927 for the three months ended March 31, 1996 to $4,406 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $30,007 for the three months ended March 31, 1997 compared to $33,636 for the same period in 1996. This represented a decrease in depletion of $3,629, or 11%. This decrease was primarily attributable to a decline in oil production of 322 barrels for the three months ended March 31, 1997, compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $77,903 during the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decrease in production cost expenditures.

Net Cash Used in Investing Activities

The Partnership's investing activities for the three months ended March 31, 1997 and 1996 were related to the addition of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $92,790 of which $91,862 was distributed to the limited partners and $928 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $52,446 of which $51,922 was distributed to the limited partners and $524 to the managing general partner.

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


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.  Financial Data Schedule

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


                                 PARKER & PARSLEY 85-B, LTD.

                          By:    Parker & Parsley Development L.P.,
                                  Managing General Partner

                                 By:    Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner



Dated:  May 8, 1997       By:     /s/ Steven L. Beal
                                 --------------------------------------
                                 Steven L. Beal, Senior Vice President
                                  and Chief Financial Officer of PPUSA