Form 10-Q
period 1997-06-30
PARKER & PARSLEY 85-B LTD
filed 1997-08-08
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                           Exhibit index on page 10.

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   .....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997.......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996..............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.   Financial Data Schedule

           Signatures..................................................   11

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,     December 31,
                                                       1997           1996
                                                   -----------    -----------
                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $84,333 at June 30
    and $59,099 at December 31                     $    84,533    $    77,190
  Accounts receivable - oil and gas sales               68,754         94,494
                                                    ----------     ----------
           Total current assets                        153,287        171,684
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,299,759      5,299,608
Accumulated depletion                               (3,698,882)    (3,639,795)
                                                    ----------     ----------
     Net oil and gas properties                      1,600,877      1,659,813
                                                    ----------     ----------
                                                   $ 1,754,164    $ 1,831,497
                                                    ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    15,419    $    14,174

Partners' capital:
  Managing general partner                              17,737         18,522
  Limited partners (7,988 interests)                 1,721,008      1,798,801
                                                    ----------     ----------
                                                     1,738,745      1,817,323
                                                    ----------     ----------
                                                   $ 1,754,164    $ 1,831,497
                                                    ==========     ==========



   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Six months ended
                                       June 30,                June 30,
                                 ---------------------   ---------------------
                                    1997       1996        1997        1996
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 117,813   $ 146,660   $ 264,669   $ 277,562
  Interest                           1,527       1,111       2,737       2,060
  Gain on abandonment                  -        22,511         -        22,511
  Litigation settlement                -        62,948         -        62,948
                                  --------    --------    --------    --------
                                   119,340     233,230     267,406     365,081
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            61,613      60,980     120,811     126,186
  General and administrative         3,534       4,400       7,940       8,327
  Depletion                         29,080      31,889      59,087      65,525
  Abandoned property                   -         8,550         -         8,550
                                  --------    --------    --------    --------
                                    94,227     105,819     187,838     208,588
                                  --------    --------    --------    --------
Net income                       $  25,113   $ 127,411   $  79,568   $ 156,493
                                  ========    ========    ========    ========
Allocation of net income:
  Managing general partner       $     251   $   1,274   $     796   $   1,565
                                  ========    ========    ========    ========
  Limited partners               $  24,862   $ 126,137   $  78,772   $ 154,928
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $    3.11   $   15.80   $    9.86   $   19.40
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $    8.10   $   16.40   $   19.60   $   22.90
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners       Total
                                    ---------     ----------    ----------

Balance at January 1, 1997          $  18,522     $1,798,801    $1,817,323

   Distributions                       (1,581)      (156,565)     (158,146)

   Net income                             796         78,772        79,568
                                     --------      ---------     ---------

Balance at June 30, 1997            $  17,737     $1,721,008    $1,738,745
                                     ========      =========     =========





         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $   79,568    $  156,493
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          59,087        65,525
       Gain on abandonment                                   -         (22,511)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable           25,740       (26,760)
     Increase in accounts payable                          1,245         3,963
                                                       ---------     ---------
        Net cash provided by operating activities        165,640       176,710
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                       (151)       (3,524)
  Proceeds from equipment salvage on abandoned
    property                                                 -           6,287
                                                       ---------     ---------
        Net cash provided by (used in) investing
          activities                                        (151)        2,763
                                                       ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                        (158,146)     (184,785)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents       7,343        (5,312)
Cash and cash equivalents at beginning of period          77,190        77,485
                                                       ---------     ---------
Cash and cash equivalents at end of period            $   84,533    $   72,173
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 85-B, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results of operations are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 5% to $264,669 from $277,562 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 10% decrease in barrels of oil produced and sold and a 6% decrease in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the six months ended June 30, 1997, 8,549 barrels of oil were sold compared to 9,501 for the same period in 1996, a decrease of 952 barrels. For the six months ended June 30, 1997, 33,596 mcf of gas were sold compared to 35,634 for the same period in 1996, a decrease of 2,038 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.54 for the six months ended June 30, 1996 to $20.68 for the same period in 1997, while the average price received per mcf of gas increased 13% from $2.31 during the six months ended June 30, 1996 to $2.62 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

A gain on abandonment of $22,511 was recognized during the six months ended June 30, 1996. This gain was derived from equipment credits received on the abandonment of one fully depleted well. Abandoned property costs incurred for the abandonment of this property totaled $8,550.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $62,948, which included $62,318, or $7.80 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $187,838 for the six months ended June 30, 1997 as compared to $208,588 for the same period in 1996, a decrease of $20,750, or 10%. This decrease was due to declines in abandoned property costs, depletion, production costs, and general and administrative expenses ("G&A").

Production costs were $120,811 for the six months ended June 30, 1997 and $126,186 for the same period in 1996 resulting in a $5,375 decrease, or 4%. The decrease was attributable to declines in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 5% from $8,327 for the six months ended June 30, 1996 to $7,940 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $59,087 for the six months ended June 30, 1997 compared to $65,525 for the same period in 1996. This represented a decrease in depletion of $6,438, or 10%, primarily attributable to a decline in oil production of 952 barrels for the six months ended June 30, 1997 compared to the same period in 1996.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 20% to $117,813 from $146,660 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from declines in the average prices received per barrel of oil and mcf of gas, a 13% decrease in barrels of oil produced and sold and a 7% decrease in mcf of gas produced and sold. For the three months ended June 30, 1997, 4,083 barrels of oil were sold compared to 4,713 for the same period in 1996, a decrease of 630 barrels. For the three months ended June 30, 1997, 16,945 mcf of gas were sold compared to 18,293 for the same period in 1996, a decrease of 1,348 mcf. The decreases were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $2.83, or 13%, from $21.78 for the three months ended June 30, 1996 to $18.95 for the same period in 1997, while the average price received per mcf of gas decreased slightly from $2.41 during the three months ended June 30, 1996 to $2.39 for the same period in 1997.

A gain on abandonment of $22,511 was recognized during the three months ended June 30, 1996. This gain was derived from equipment credits received on the abandonment of one fully depleted well. Abandoned property costs incurred for the abandonment of this property totaled $8,550.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $62,948, which included $62,318, or $7.80 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $94,227 for the three months ended June 30, 1997 as compared to $105,819 for the same period in 1996, a decrease of $11,592, or 11%. This decrease was due to declines in abandoned property costs, depletion, and G&A, offset by an increase in production costs.

Production costs were $61,613 for the three months ended June 30, 1997 and $60,980 for the same period in 1996 resulting in a $633 increase. The increase was the result of higher well repair and maintenance costs incurred in an effort to stimulate well production, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 20% from $4,400 for the three months ended June 30, 1996 to $3,534 for the same period in 1997.

Depletion was $29,080 for the three months ended June 30, 1997 compared to $31,889 for the same period in 1996. This represented a decrease in depletion of $2,809, or 9%, primarily attributable to a decline in oil production of 630 barrels for the three months ended June 30, 1997 compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $11,070 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease was primarily due to the receipt of proceeds in 1996 from the litigation settlement as discussed in Item 2, offset by an increase in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities for the six months ended June 30, 1997 and 1996 included expenditures related to equipment replacement on several oil and gas properties.

Proceeds were received from the salvage of equipment on properties abandoned during the six months ended June 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $158,146 of which $1,581 was distributed to the managing general partner and $156,565 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $184,785 of which $1,848 was distributed to the managing general partner and $182,937 to the limited partners. Cash distributions to the partners of $184,785 for the six months ended June 30, 1996 included $630 to the managing general partner and $62,318 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                       PARKER & PARSLEY 85-B, LTD.

                                 By:   Parker & Parsley Development L.P.,
                                        Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner



Dated:  August 8, 1997           By:    /s/ Rich Dealy
                                       ---------------------------------
                                       Rich Dealy, Controller of PPUSA