Form 10-Q
period 1997-09-30
PARKER & PARSLEY 85-B LTD
filed 1997-11-06
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   .....................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996..................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997..................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996...............................    6

          Notes to Financial Statements...............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................    7


                     Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K............................   10

          27.   Financial Data Schedule

          Signatures..................................................   11

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                    September 30,   December 31,
                                                        1997            1996
                                                    ------------    -----------
                                                      (Unaudited)
                    ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $71,219 at September 30
     and $59,099 at December 31                     $    71,419     $    77,190
  Accounts receivable - oil and gas sales                79,449          94,494
                                                     ----------      ----------
           Total current assets                         150,868         171,684
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                5,304,077       5,299,608
Accumulated depletion                                (3,735,140)     (3,639,795)
                                                     ----------      ----------
           Net oil and gas properties                 1,568,937       1,659,813
                                                     ----------      ----------
                                                    $ 1,719,805     $ 1,831,497
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    18,961     $   14,174

Partners' capital:
  Managing general partner                               17,358          18,522
  Limited partners (7,988 interests)                  1,683,486       1,798,801
                                                     ----------      ----------
                                                      1,700,844       1,817,323
                                                     ----------      ----------
                                                    $ 1,719,805     $ 1,831,497
                                                     ==========      ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended     Nine months ended
                                      September 30,          September 30,
                                  ---------------------   ---------------------
                                     1997       1996        1997        1996
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 128,104   $ 144,348   $ 392,773   $ 421,910
  Interest                            1,374       1,261       4,111       3,321
  Gain on disposition of assets          16         -            16      22,511
  Litigation settlement                 -           -           -        62,948
                                   --------    --------    --------    --------
                                    129,494     145,609     396,900     510,690
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             65,972      63,885     186,783     190,071
  General and administrative          3,843       4,330      11,783      12,657
  Depletion                          36,258      29,959      95,345      95,484
  Abandoned property                    -         1,095         -         9,645
                                   --------    --------    --------    --------
                                    106,073      99,269     293,911     307,857
                                   --------    --------    --------    --------
Net income                        $  23,421   $  46,340   $ 102,989   $ 202,833
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     234   $     463   $   1,030   $   2,028
                                   ========    ========    ========    ========
  Limited partners                $  23,187   $  45,877   $ 101,959   $ 200,805
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    2.90   $    5.74   $   12.76   $   25.14
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    7.60   $    9.20   $   27.20   $   32.10
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general      Limited
                                     partner      partners       Total
                                     --------    ----------    ----------

Balance at January 1, 1997           $ 18,522    $1,798,801    $1,817,323

    Distributions                      (2,194)     (217,274)     (219,468)

    Net income                          1,030       101,959       102,989
                                      -------     ---------     ---------

Balance at September 30, 1997        $ 17,358    $1,683,486    $1,700,844
                                      =======     =========     =========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $  102,989    $  202,833
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                           95,345        95,484
      Gain on disposition of assets                          (16)      (22,511)
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable          15,045        (7,821)
      Increase (decrease) in accounts payable              4,787        (7,091)
                                                       ---------     ---------
            Net cash provided by operating
              activities                                 218,150       260,894
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (4,469)          -
  Proceeds from disposition of assets                         16        22,490
                                                       ---------     ---------
            Net cash provided by (used in) investing
              activities                                  (4,453)       22,490
                                                       ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                        (219,468)     (259,017)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents      (5,771)       24,367
Cash and cash equivalents at beginning of period          77,190        77,485
                                                       ---------     ---------
Cash and cash equivalents at end of period            $   71,419    $  101,852
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 85-B, Ltd. (the "Partnership"), as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 7% to $392,773 from $421,910 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 13,259 barrels of oil were sold compared to 14,370 for the same period in 1996, a decrease of 1,111 barrels, or 8%. For the nine months ended September 30, 1997, 52,443 mcf of gas were sold compared to 54,614 for the same period in 1996, a decrease of 2,171 mcf, or 4%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.04, or 5%, from $20.90 for the nine months ended September 30, 1996 to $19.86 for the same period in 1997, while the average price received per mcf of gas increased 11% from $2.23 during the nine months ended September 30, 1996 to $2.47 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

A gain on disposition of assets of $22,511 was recognized during the nine months ended September 30, 1996. This gain was derived from equipment credits received on the abandonment of one fully depleted well. Abandoned property costs incurred for the abandonment of this property during the nine months ended September 30, 1996 totaled $9,645.

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

Costs and Expenses:

Total costs and expenses decreased to $293,911 for the nine months ended September 30, 1997 as compared to $307,857 for the same period in 1996, a decrease of $13,946, or 5%. This decrease was due to reductions in abandoned property costs, production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $186,783 for the nine months ended September 30, 1997 and $190,071 for the same period in 1996 resulting in a $3,288 decrease. The decrease was primarily due to a reduction in well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 7% from $12,657 for the nine months ended September 30, 1996 to $11,783 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $95,345 for the nine months ended September 30, 1997 compared to $95,484 for the same period in 1996, representing a decrease of $139 attributable to a decline in oil production of 1,111 barrels for the nine months ended September 30, 1997 compared to the same period in 1996, offset by a decrease in oil reserves during 1997 as a result of lower commodity prices.

Three months ended September 30, 1997 compared with three months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 11% to $128,104 from $144,348 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from a lower average price received per barrel of oil and declines in barrels of oil and mcf of gas produced and sold, offset by a higher average price received per mcf of gas. For the three months ended September 30, 1997, 4,710 barrels of oil were sold compared to 4,869 for the same period in 1996, a decrease of 159 barrels, or 3%. For the three months ended September 30, 1997, 18,847 mcf of gas were sold compared to 18,980 for the same period in 1996, a decrease of 133 mcf. The decreases were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.23, or 15%, from $21.59 for the three months ended September 30, 1996 to $18.36 for the same period in 1997, while the average price received per mcf of gas increased 7% from $2.07 for the three months ended September 30, 1996 to $2.21 for the same period in 1997.

Costs and Expenses:

Total costs and expenses increased to $106,073 for the three months ended September 30, 1997 as compared to $99,269 for the same period in 1996, an increase of $6,804, or 7%. This increase was due to higher depletion and production costs, offset by decreases in abandoned property costs and G&A.

Production costs were $65,972 for the three months ended September 30, 1997 and $63,885 for the same period in 1996, resulting in a $2,087 increase, or 3%. The increase was attributable to additional ad valorem taxes, offset by lower well maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11% from $4,330 for the three months ended September 30, 1996 to $3,843 for the same period in 1997.

Depletion was $36,258 for the three months ended September 30, 1997 compared to $29,959 for the same period in 1996. This represented an increase in depletion of $6,299, or 21%, primarily attributable to a decrease in oil reserves during the third quarter of 1997 as a result of lower commodity prices.

Abandoned property costs of $1,095 were incurred on the abandonment of one well during the three months ended September 30, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $42,744 during the nine months ended September 30, 1997 from the same period in 1996. This decrease was primarily due to the receipt of proceeds from the litigation settlement received in 1996 as discussed in Item 2 and decreased oil and gas sales receipts, offset by decreases in production costs paid and in abandoned property costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities for the nine months ended September 30, 1997 and 1996 included expenditures related to replacement or disposal of equipment on several oil and gas properties.

Proceeds of $6,287 were received from the salvage of equipment on properties abandoned during the nine months ended September 30, 1996. Proceeds of $16,203 were received from the disposal of equipment on active properties during the nine months ended September 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $219,468 of which $2,194 was distributed to the managing general partner and $217,274 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $259,017 of which $2,590 was distributed to the managing general partner and $256,427 to the limited partners. Cash distributions to the partners of $259,017 for the nine months ended September 30, 1996 included $630 to the managing general partner and $62,318 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                           PARKER & PARSLEY 85-B, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 6, 1997           By:     /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Controller