Form 10-Q
period 1998-03-31
PARKER & PARSLEY 85-B LTD
filed 1998-05-04
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1998 and
               December 31, 1997   .....................................    3

            Statements of Operations for the three months
              ended March 31, 1998 and 1997.............................    4

            Statement of Partners' Capital for the three months
              ended March 31, 1998......................................    5

            Statements of Cash Flows for the three months
              ended March 31, 1998 and 1997.............................    6

            Notes to Financial Statements...............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K............................   10

            27.1    Financial Data Schedule

            Signatures..................................................   11

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                     March 31,      December 31,
                                                       1998             1997
                                                    -----------     ------------
                                                    (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $69,208 at March 31
     and $89,611 at December 31                     $    69,408     $    89,812
  Accounts receivable - oil and gas sales                62,499          85,315
                                                     ----------      ----------
           Total current assets                         131,907         175,127
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  on the successful efforts accounting method         5,304,077       5,304,077
Accumulated depletion                                (4,118,784)     (4,092,446)
                                                     ----------      ----------
           Net oil and gas properties                 1,185,293       1,211,631
                                                     ----------      ----------
                                                    $ 1,317,200     $ 1,386,758
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    15,963     $    18,571

Partners' capital:
  Managing general partner                               13,361          14,031
  Limited partners (7,988 interests)                  1,287,876       1,354,156
                                                     ----------      ----------
                                                      1,301,237       1,368,187
                                                     ----------      ----------
                                                    $ 1,317,200     $ 1,386,758
                                                     ==========      ==========


  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three months ended
                                                            March 31,
                                                   -------------------------
                                                      1998           1997
                                                   ---------       ---------
Revenues:
  Oil and gas                                      $  99,823       $ 146,856
  Interest                                             1,416           1,210
                                                    --------        --------
                                                     101,239         148,066
                                                    --------        --------
Costs and expenses:
  Oil and gas production                              59,791          59,198
  General and administrative                           2,995           4,406
  Depletion                                           26,338          30,007
                                                    --------        --------
                                                      89,124          93,611
                                                    --------        --------
Net income                                         $  12,115       $  54,455
                                                    ========        ========
Allocation of net income:
  Managing general partner                         $     121       $     545
                                                    ========        ========
  Limited partners                                 $  11,994       $  53,910
                                                    ========        ========
Net income per limited partnership interest        $    1.50       $    6.75
                                                    ========        ========
Distributions per limited partnership interest     $    9.80       $   11.50
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners         Total
                                        ---------     ----------     ----------


Balance at January 1, 1998              $  14,031     $1,354,156     $1,368,187

  Distributions                              (791)       (78,274)       (79,065)

  Net income                                  121         11,994         12,115
                                         --------      ---------      ---------

Balance at March 31, 1998               $  13,361     $1,287,876     $1,301,237
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

    The accompanying notes are an integral part of these financial statements

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Three months ended
                                                               March 31,
                                                        -----------------------
                                                           1998          1997
                                                        ---------     ---------
Cash flows from operating activities:
   Net income                                           $  12,115     $  54,455
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          26,338        30,007
   Changes in assets and liabilities:
     Accounts receivable                                   22,816        12,807
     Accounts payable                                      (2,608)       15,712
                                                         --------      --------
           Net cash provided by operating activities       58,661       112,981
                                                         --------      --------
Cash flows used in investing activities:
   Additions to oil and gas properties                        -            (151)

Cash flows used in financing activities:
   Cash distributions to partners                         (79,065)      (92,790)
                                                         --------      --------
Net increase (decrease) in cash and cash equivalents      (20,404)       20,040
Cash and cash equivalents at beginning of period           89,812        77,190
                                                         --------      --------
Cash and cash equivalents at end of period              $  69,408     $  97,230
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 85-B, L.P. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 32% to $99,823 from $146,856 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended March 31, 1998, 4,439 barrels of oil, 2,144 barrels of natural gas liquids ("NGLs") and 10,939 mcf of gas were sold, or 8,406 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 4,466 barrels of oil and 16,651 mcf of gas were sold, or 7,241 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $7.36, or 33%, from $22.27 for the three months ended March 31, 1997 to $14.91 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $7.37. The average price received per mcf of gas decreased 43% from $2.85 during the three months ended March 31, 1997 to $1.63 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $89,124 for the three months ended March 31, 1998 as compared to $93,611 for the same period in 1997, a decrease of $4,487, or 5%. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by a slight increase in production costs.

Production costs were $59,791 for the three months ended March 31, 1998 and $59,198 for the same period in 1997, an increase of $593. The increase was due to increases in well maintenance costs and ad valorem taxes, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 32% from $4,406 for the three months ended March 31, 1997 to $2,995 for the same period in 1998.

Depletion was $26,338 for the three months ended March 31, 1998 compared to $30,007 for the same period in 1997. This represented a decrease in depletion of $3,669, or 12%. The decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997, offset by a decrease in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $54,320 during the three months ended March 31, 1998 from the same period in 1997. This decrease was due to a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decrease in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities for the three months ended March 31, 1997 were related to expenditures on oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $79,065 of which $791 was distributed to the managing general partner and $78,274 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $92,790 of which $928 was distributed to the managing general partner and $91,862 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.
---------------

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

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1  Financial Data Schedule

(b)    Reports on Form 8-K

        (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)



                               S I G N A T U R E S



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PARKER & PARSLEY 85-B, LTD.


                                    By:    Pioneer Natural Resources USA, Inc.
                                            Managing General Partner



Dated:  May 4, 1998                 By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer