Form 10-K405
period 1998-12-31
PARKER & PARSLEY 85-B LTD
filed 1999-03-24
CIK 791231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998


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

As of March 8, 1999, the number of outstanding limited partnership interests was 7,988. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

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

The principal markets during 1998 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1998, approximately 45%, 29% and 18% were attributable to sales made to Mobil Oil Corporation, Western Gas Resources, Inc. and Genesis Crude Oil, L.P., respectively.

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

The Partnership does not have any employees of its own. Pioneer USA employs 818 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA supplies all management functions.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 22 productive oil and gas wells. One well was converted to a saltwater disposal well during 1987 and four wells have been plugged and abandoned. At December 31, 1998, the Partnership had 17 producing wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1998, 1997 and 1996, and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership from time to time is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material to the Partnership.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
              Matters

At March 8, 1999, the Partnership had 7,988 outstanding limited partnership interests held of record by 723 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1998 and 1997, distributions of $138,128 and $269,325, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                  1998         1997         1996          1995          1994
                               ----------   ----------   ----------    ----------   ----------
Operating results:
  Oil and gas sales            $  341,048   $  538,813   $  616,863    $  491,135   $  521,358
                                =========    =========    =========     =========    =========
  Impairment of oil and
     gas properties            $   52,922   $  324,374   $      -      $  238,903   $      -
                                =========    =========    =========     =========    =========
  Litigation settlement, net   $      -     $      -     $   62,948    $      -     $      -
                                =========    =========    =========     =========    =========
  Net income (loss)            $ (117,257)  $ (177,091)  $  286,574    $ (178,243)  $  (94,362)
                                =========    =========    =========     =========    =========
  Allocation of net
     income (loss):
       Managing general
         partner               $   (1,172)  $   (1,771)  $    2,866    $   (1,782)  $     (944)
                                =========    =========    =========     =========    =========
       Limited partners        $ (116,085)  $ (175,320)  $  283,708    $ (176,461)  $  (93,418)
                                =========    =========    =========     =========    =========
  Limited partners' net
     income (loss) per limited
     partnership interest      $   (14.53)  $   (21.95)  $    35.52    $   (22.09)  $   (11.69)
                                =========    =========    =========     =========    =========
  Limited partners' cash
     distributions per limited
     partnership interest      $    17.29   $    33.72   $    42.90(a) $    28.05   $    27.55
                                =========    =========    =========     =========    =========
At year end:
  Total assets                 $1,122,069   $1,386,758   $1,831,497    $1,913,492   $2,308,210
                                =========    =========    =========     =========    =========

--------------
(a) Including litigation settlement per limited partnership interest of $7.80 in 1996.
                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

1998 compared to 1997

The Partnership's 1998 oil and gas revenues decreased 37% to $341,048 from $538,813 in 1997. The decrease in revenues resulted from lower average prices received. In 1998, 16,204 barrels of oil, 8,599 barrels of natural gas liquids ("NGLs") and 41,501 mcf of gas were sold, or 31,720 barrel of oil equivalents ("BOEs"). In 1997, 17,840 barrels of oil, 4,153 barrels of NGLs and 60,076 mcf of gas were sold, or 32,006 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. Effective September 30, 1997, as a result of the merger with Mesa, the managing general partner accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the year ended December 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas produced prior to October 1997 was presented as a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.26, or 32%, from $19.56 in 1997 to $13.30 in 1998. The average price received per barrel of NGLs decreased $4.18, or 38%, from $11.13 in 1997 to $6.95 in 1998. The average price received per mcf of gas decreased 34% from $2.39 in 1997 to $1.58 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1998.

Total costs and expenses decreased in 1998 to $462,704 as compared to $721,521 in 1997, a decrease of $258,817, or 36%. The decrease was primarily due to declines in the impairment of oil and gas properties and general and administrative expenses ("G&A"), offset by increases in production costs and depletion.

Production costs were $269,093 in 1998 and $251,942 in 1997, resulting in a $17,151 increase, or 7%. The increase was attributable to additional well repair costs, offset by a decline in production taxes due to the decline in oil and gas revenues.
                                        6

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 40% from $16,928 in 1997 to $10,231 in 1998. The Partnership paid the managing general partner $7,884 in 1998 and $14,186 in 1997 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the managing general partner reviews the Partnership's oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Partnership's assets may have occurred. Declining commodity prices prompted impairment reviews in 1998 and 1997. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $52,922 and $324,374 related to its oil and gas properties during 1998 and 1997, respectively.

Depletion was $130,458 in 1998 compared to $128,277 in 1997. This represented an increase of $2,181. This increase was the result of a decline in proved reserves during 1998 due to the lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 1,636 barrels for the period ended December 31, 1998 compared to the same period in 1997.

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 13% to $538,813 from $616,863 in 1996. The decrease in revenues resulted from lower average prices received. In 1997, 17,840 barrels of oil, 4,153 barrels of NGLs and 60,076 mcf of gas were sold, or 32,006 BOEs. In 1996, 19,541 barrels of oil and 72,343 mcf of gas were sold, or 31,598 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As is described above in "Results of Operations - 1998 compared to 1997", the Partnership changed its method of accounting for processed natural gas to a dry gas basis in the fourth quarter of 1997. As a result of this change, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, 1997 and 1996 separate product volumes are not comparable.

The average price received per barrel of oil decreased $2.29, or 10%, from $21.85 in 1996 to $19.56 in 1997. The average price received per barrel of NGLs during 1997 was $11.13. The average price received per mcf of gas decreased 9% from $2.63 in 1996 to $2.39 in 1997.

A gain on disposition of assets of $6,287 was recognized in 1996 from equipment credits received on fully depleted wells that were plugged and abandoned during 1996. Abandoned property costs of $9,610 were incurred in 1996.

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

Total costs and expenses increased in 1997 to $721,521 as compared to $404,304 in 1996, an increase of $317,217, or 78%. The increase was primarily due to the impairment of oil and gas properties during 1997 and an increase in depletion, offset by decreases in abandoned property costs, production costs and G&A.

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

The Partnership recognized a non-cash SFAS 121 impairment provision of $324,374 related to its proved oil and gas properties during the fourth quarter of 1997.

Depletion was $128,277 in 1997 compared to $124,093 in 1996. This represented an increase of $4,184, or 3%, attributable to a decrease in oil reserves during 1997 as a result of lower commodity prices, offset by a decline in oil production of 1,701 barrels for 1997 as compared to 1996.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1998, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased (effective April 1, 1998) 10.3%. The 1997 annual change in average weekly earnings increased by 2%. The 1996 index increased 4.1%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1998, the price per barrel for oil production similar to the Partnership's ranged from approximately $9.50 to $15.50. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1999. On March 8, 1999, the market price for West Texas intermediate crude was $11.00 per barrel. A continuation of the current commodity price environment will continue to have an adverse effect on the Partnership's revenues, operating cash flow and distributions and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $184,093 during the year ended December 31, 1998 from the year ended December 31, 1997. This decrease was primarily due to declines in oil and gas sales receipts and an increase in production costs paid, offset by a decline in G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during 1998 and 1997 were for expenditures related to oil and gas equipment replacement on active properties.

Net Cash Used in Financing Activities

Cash was sufficient in 1998 for distributions to the partners of $139,522 of which $1,394 was distributed to the managing general partner and $138,128 to the limited partners. In 1997, cash was sufficient for distributions to the partners of $272,045 of which $2,720 was distributed to the managing general partner and $269,325 to the limited partners.

The  current   commodity   price   environment   will  continue  to  impact  the
distributions and could result in limited or no distributions to the partners.

Year 2000 Project Readiness

Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the "Year 2000" problem. Theoretically, such computer programs and related technology could fail outright or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.

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

The assessment phase of the managing general partner's Year 2000 project is at varying stages of completion as it pertains to information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of December 31, 1998, the managing general partner estimates that the assessment phase is approximately 86% complete, on a worldwide basis, and has included, but is not limited to, the following procedures:

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

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses. To date, the managing general partner has distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 37% of those inquiries.

The remedial phase of the managing general partner's Year 2000 project is also at varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of December 31, 1998, the managing general partner estimates that the remedial phase is approximately 54% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and is currently testing this system for Year 2000 compliance. The remediation of non-information technology is expected to be completed during July 1999. The managing general partner's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of the

Artesia system upgrades by March 1999 and all other information technology systems and non-information technology remediation by the end of the third quarter of 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. The managing general partner intends to use its working capital to pay for the costs of the Year 2000 projects. As of December 31, 1998, the managing general partner's total costs incurred on the Year 2000 problem were $1.8 million, of which $200 thousand were incurred to replace non-compliant systems. The managing general partner will allocate a portion of the costs of the Year 2000 programming charges to the Partnership in accordance with the general and administration allocation. (See Note 2 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".)

The risks associated with the Year 2000 problem are significant. A failure to remedy a critical Year 2000 problem could have a materially adverse affect on the Partnership's results of operations and financial condition. The most likely worst case scenario which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

In the assessment phase of the managing general partner's Year 2000 project, contingency plans are being designed to mitigate the exposures to mission-critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

ITEM 8.     Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                                          Page
                                                                          ----
Financial Statements of Parker & Parsley 85-B, Ltd:
  Independent Auditors' Report - Ernst & Young LLP..................       12
  Independent Auditors' Report - KPMG LLP...........................       13
  Balance Sheets as of December 31, 1998 and 1997...................       14
  Statements of Operations for the Years Ended December 31,
    1998, 1997 and 1996.............................................       15
  Statements of Partners' Capital for the Years Ended
    December 31, 1998, 1997 and 1996................................       16
  Statements of Cash Flows for the Years Ended December 31,
    1998, 1997 and 1996.............................................       17
  Notes to Financial Statements.....................................       18

                          INDEPENDENT AUDITORS' REPORT



The Partners
Parker & Parsley 85-B, Ltd.
  (A Texas Limited Partnership):

We have audited the balance sheet of Parker & Parsley 85-B, Ltd. as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 85-B, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                Ernst & Young LLP

Dallas, Texas
March 15, 1999

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 85-B, Ltd.
  (A Texas Limited Partnership):

We have audited the financial statements of Parker & Parsley 85-B, Ltd. as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 85-B, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



                                            KPMG LLP


Midland, Texas
March 20, 1998

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31


                                                     1998            1997
                                                  -----------    -----------
                 ASSETS

Current assets:
  Cash                                            $    47,370    $    89,812
  Accounts receivable - oil and gas sales              38,501         85,315
                                                   ----------     ----------
          Total current assets                         85,871        175,127
                                                   ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              5,312,024      5,304,077
Accumulated depletion                              (4,275,826)    (4,092,446)
                                                   ----------     ----------
          Net oil and gas properties                1,036,198      1,211,631
                                                   ----------     ----------
                                                  $ 1,122,069    $ 1,386,758
                                                   ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    10,661    $    18,571

Partners' capital:
  Managing general partner                             11,465         14,031
  Limited partners (7,988 interests)                1,099,943      1,354,156
                                                   ----------     ----------
                                                    1,111,408      1,368,187
                                                   ----------     ----------
                                                  $ 1,122,069    $ 1,386,758
                                                   ==========     ==========



              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                             1998         1997          1996
                                          ----------    ---------    ---------
Revenues:
  Oil and gas                             $  341,048    $ 538,813    $ 616,863
  Interest                                     4,399        5,601        4,780
  Gain on disposition of assets                  -             16        6,287
  Litigation settlement                          -            -         62,948
                                           ---------     --------     --------
                                             345,447      544,430      690,878
                                           ---------     --------     --------
Costs and expenses:
  Oil and gas production                     269,093      251,942      252,095
  General and administrative                  10,231       16,928       18,506
  Impairment of oil and gas properties        52,922      324,374          -
  Depletion                                  130,458      128,277      124,093
  Abandoned property                             -            -          9,610
                                           ---------     --------     --------
                                             462,704      721,521      404,304
                                           ---------     --------     --------
Net income (loss)                         $ (117,257)   $(177,091)   $ 286,574
                                           =========     ========     ========
Allocation of net income (loss):
  Managing general partner                $   (1,172)   $  (1,771)   $   2,866
                                           =========     ========     ========
  Limited partners                        $ (116,085)   $(175,320)   $ 283,708
                                           =========     ========     ========
Net income (loss) per limited
  partnership interest                    $   (14.53)   $  (21.95)   $   35.52
                                           =========     ========     ========



              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          Managing
                                          general      Limited
                                          partner      partners        Total
                                         ---------    ----------    ----------

Partners' capital at January 1, 1996     $  19,118    $1,857,790    $1,876,908
   Distributions                            (3,462)     (342,697)     (346,159)
   Net income                                2,866       283,708       286,574
                                          --------     ---------     ---------
Partners' capital at December 31, 1996      18,522     1,798,801     1,817,323
   Distributions                            (2,720)     (269,325)     (272,045)
   Net loss                                 (1,771)     (175,320)     (177,091)
                                          --------     ---------     ---------
Partners' capital at December 31, 1997      14,031     1,354,156     1,368,187
   Distributions                            (1,394)     (138,128)     (139,522)
   Net loss                                 (1,172)     (116,085)     (117,257)
                                          --------     ---------     ---------
Partners' capital at December 31, 1998   $  11,465    $1,099,943    $1,111,408
                                          ========     =========     =========




              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31



                                               1998         1997         1996
                                            ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                        $(117,257)   $(177,091)   $ 286,574
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Impairment of oil and gas properties    52,922      324,374          -
       Depletion                              130,458      128,277      124,093
       Gain on disposition of assets              -            (16)      (6,287)
   Changes in assets and liabilities:
       Accounts receivable                     46,814        9,179      (42,320)
       Accounts payable                        (7,910)       4,397      (22,409)
                                             --------     --------     --------
          Net cash provided by operating
            activities                        105,027      289,120      339,651
                                             --------     --------     --------
Cash flows from investing activities:
   Additions to oil and gas equipment          (7,947)      (4,469)         (74)
   Proceeds from disposition of assets            -             16        6,287
                                             --------     --------     --------
          Net cash provided by (used in)
            investing activities               (7,947)      (4,453)       6,213
                                             --------     --------     --------
Cash flows from financing activities:
   Cash distributions to partners            (139,522)    (272,045)    (346,159)
                                             --------     --------     --------
Net increase (decrease) in cash               (42,442)      12,622         (295)
Cash at beginning of year                      89,812       77,190       77,485
                                             --------     --------     --------
Cash at end of year                         $  47,370    $  89,812    $  77,190
                                             ========     ========     ========




              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

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

       Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

       Statements of cash flows - For purposes of reporting cash flows, cash includes depository accounts held by banks.

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1997 and 1996 financial statements to conform to the 1998 financial statement presentation.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 1998.

       Revenue recognition - The Partnership uses the entitlements method of accounting for crude oil and natural gas revenues.

       Reporting comprehensive income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Partnership has no items of other comprehensive income (loss), as defined by SFAS No. 130. Consequently, the provisions of SFAS No. 130 do not apply to the Partnership.

Note 3.     Impairment of long-lived assets

      In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. Based upon a decline in the Partnership's outlook for future commodity prices, the Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 1998, 1997 and 1996, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized non-cash impairment provisions of $52,922 and $324,374 related to its proved oil and gas properties during 1998 and 1997, respectively.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $334,339 greater than the tax basis at December 31, 1998.

      The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                               1998         1997         1996
                                             ---------    ---------    ---------
 Net income (loss) per statements of
    operations                               $(117,257)   $(177,091)   $ 286,574
 Depletion and depreciation provisions
    for tax reporting purposes less than
    amounts for financial reporting purposes 127,807 126,861 122,761 Impairment of oil and gas properties
    for financial reporting purposes            52,922      324,374          -
 Other, net                                      2,207       (1,447)       2,110
                                              --------     --------     --------
      Net income per Federal
        income tax returns                   $  65,679    $ 272,697    $ 411,445
                                              ========     ========     ========
Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:

                                      1998        1997         1996
                                    --------    --------    --------
       Development costs            $  7,947    $  4,469    $  3,396
                                     =======     =======     =======

     Capitalized oil and gas properties consist of the following:

                                                       1998            1997
                                                    -----------    -----------
     Proved properties:
       Property acquisition costs                   $   292,864    $   292,864
       Completed wells and equipment                  5,019,160      5,011,213
                                                     ----------     ----------
                                                      5,312,024      5,304,077
     Accumulated depletion                           (4,275,826)    (4,092,446)
                                                     ----------     ----------
              Net capitalized costs                 $ 1,036,198    $ 1,211,631
                                                     ==========     ==========
Note 6.     Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                                  1998        1997        1996
                                                --------    --------    --------
   Payment of lease operating and supervision
      charges in accordance with standard
      industry operating agreements             $111,206    $110,250    $103,744
   Reimbursement of general and
      administrative expenses                   $  7,884    $ 14,186    $ 16,125

       The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. In addition, Pioneer USA and the Partnership are parties to the Program agreement.

       The costs and revenues of the Program are allocated to Pioneer USA and the Partnership as follows:
                                                     Pioneer
                                                     USA (1)       Partnership
                                                    ----------     -----------
Revenues:
   Proceeds from disposition of
     depreciable properties                          9.09091%       90.90909%
   All other revenues                               24.242425%      75.757575%
Costs and expenses:
   Lease acquisition costs, drilling and
     completion costs                                9.09091%       90.90909%
   Operating costs, direct costs and general
     and administrative expenses                    24.242425%      75.757575%

    (1) Excludes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 58 limited partner interests owned by Pioneer USA.
                                       21

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1998, 1997 and 1996 and changes in such quantities during the years then ended. Due to a change in the accounting policy of the managing general partner in 1997, the Partnership began accounting for processed natural gas production in two components: processed natural gas liquids ("NGLs") and dry residue gas. NGLs are reflected in "Oil and NGLs" in the table below. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                   Oil and NGLs         Gas
                                                      (bbls)           (mcf)
                                                   -----------      -----------
   Net proved reserves at January 1, 1996              258,407        1,080,633
   Revisions                                            61,448          229,377
   Production                                          (19,541)         (72,343)
                                                   -----------      -----------
   Net proved reserves at December 31, 1996            300,314        1,237,667
   Revisions                                            54,887         (645,609)
   Production                                          (21,993)         (60,076)
                                                   -----------      -----------
   Net proved reserves at December 31, 1997            333,208          531,982
   Revisions                                          (139,875)        (179,491)
   Production                                          (24,803)         (41,501)
                                                   -----------      -----------
   Net proved reserves at December 31, 1998            168,530          310,990
                                                   ===========      ===========

       As of December 31, 1998, the estimated present value of future net revenues of proved reserves, calculated using December 31, 1998 prices of $10.61 per barrel of oil, $5.52 per barrel of NGLs and $1.37 per mcf of gas, discounted at 10% was approximately $256,000 and undiscounted was $351,000.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                                  1998        1997        1996
                                                --------    --------    --------
           Mobil Oil Corporation                   45%         46%         47%
           Western Gas Resources, Inc.             29%         28%         21%
           Genesis Crude Oil, L.P.                 18%         19%         23%

       At December 31, 1998, the amounts receivable from Mobil Oil Corporation, Western Gas Resources, Inc. and Genesis Crude Oil, L.P. were $9,956, $14,670 and $2,774, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       The Partnership's share of oil and gas production is sold to various purchasers. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production.

Note 9.     Organization and operations

       The Partnership was organized December 20, 1985 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Partnership affairs. As managing general partner and operator of the Partnership's properties, all production expenses are incurred by Pioneer USA and billed to the Partnership and a portion of revenue is initially received by Pioneer USA prior to being paid to the Partnership. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and adminis trative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

None.
                                       23

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

                            Age at
                         December 31,
        Name                 1998                       Position
        ----             ------------                   --------
Scott D. Sheffield            46          President and Director

Timothy L. Dove               42          Executive Vice President and Director

Dennis E. Fagerstone          49          Executive Vice President and Director

Mark L. Withrow               51          Executive Vice President, General
                                            Counsel and Director

M. Garrett Smith              37          Executive Vice President, Chief
                                            Financial Officer and Director

Mel Fischer (a)               64          Executive Vice President

Lon C. Kile                   43          Executive Vice President

Rich Dealy                    32          Vice President and Chief Accounting
                                            Officer

(a) Mr. Fischer was a director and officer until his retirement from Pioneer and Pioneer USA on February 19, 1999.

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

         Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from

February 1997 to August 1997. Mr. Fischer retired from Pioneer and Pioneer USA effective February 15, 1999. He worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as President, Occidental International Exploration and Production Company in March 1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental Oil and Gas Corporation. He is a registered geologist in the State of California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

         Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Arthur Young.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)    Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 58 limited partner interests at January 1, 1999.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                              1998        1997        1996
                                            --------    --------    --------
     Payment of lease operating and
       supervision charges in accordance
       with standard industry operating
       agreements                           $111,206    $110,250    $103,744

     Reimbursement of general and
       administrative expenses              $  7,884    $ 14,186    $ 16,125

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

            The following are filed as part of this annual report:

                Independent Auditors' Report - Ernst & Young LLP

                Independent Auditors' Report - KPMG LLP

                Balance sheets as of December 31, 1998 and 1997

                Statements of operations for the years ended December 31, 1998,
                   1997 and 1996

                Statements of partners' capital for the years ended December 31,
                   1998, 1997 and 1996

                Statements of cash flows for the years ended December 31, 1998,
                   1997 and 1996

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

                                 PARKER & PARSLEY 85-B, LTD.

Dated: March 24, 1999            By:     Pioneer Natural Resources USA, Inc.
                                           Managing General Partner


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


/s/ Scott D. Sheffield     President and Director of             March 24, 1999
------------------------   Pioneer USA
Scott D. Sheffield


/s/ Timothy L. Dove        Executive Vice President and          March 24, 1999
------------------------   Director of Pioneer USA
Timothy L. Dove


/s/ Dennis E. Fagerstone   Executive Vice President and          March 24, 1999
------------------------   Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow        Executive Vice President, General     March 24, 1999
------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow


/s/ M. Garrett Smith       Executive Vice President, Chief       March 24, 1999
------------------------   Financial Officer and Director
M. Garrett Smith           of Pioneer USA


/s/ Lon C. Kile            Executive Vice President of           March 24, 1999
------------------------   Pioneer USA
Lon C. Kile


/s/ Rich Dealy             Vice President and Chief Accounting   March 24, 1999
------------------------   Officer of Pioneer USA
Rich Dealy
                                       29

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