Form 10-Q
period 2000-03-31
PARKER & PARSLEY 85-B LTD
filed 2000-05-11
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                          Commission File No. 2-99079B

                           PARKER & PARSLEY 85-B, LTD.
             (Exact name of Registrant as specified in its charter)


                          Texas                              75-2075492
          ---------------------------------------      ---------------------
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2000 and
               December 31, 1999......................................    3

            Statements of Operations for the three months
              ended March 31, 2000 and 1999...........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2000....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999...........................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................    9

            27.1    Financial Data Schedule

            Signatures................................................   10

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                   March 31,       December 31,
                                                     2000             1999
                                                  -----------      -----------
                                                  (Unaudited)

                       ASSETS
Current assets:
  Cash                                            $    81,614      $    74,959
  Accounts receivable - oil and gas sales              63,156           59,750
                                                   ----------       ----------
           Total current assets                       144,770          134,709
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  on the successful efforts accounting method       5,321,919        5,320,021
Accumulated depletion                              (4,476,072)      (4,462,209)
                                                   ----------       ----------
           Net oil and gas properties                 845,847          857,812
                                                   ----------       ----------
                                                  $   990,617      $   992,521
                                                   ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    13,193      $    12,009

Partners' capital:
  Managing general partner                             10,125           10,156
  Limited partners (7,988 interests)                  967,299          970,356
                                                   ----------       ----------
                                                      977,424          980,512
                                                   ----------       ----------
                                                  $   990,617      $   992,521
                                                   ==========       ==========



  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                              March 31,
                                                     --------------------------
                                                        2000           1999
                                                     ----------     -----------
Revenues:
  Oil and gas                                        $  135,322     $    58,981
  Interest                                                  987             522
                                                      ---------      ----------
                                                        136,309          59,503
                                                      ---------      ----------
Costs and expenses:
  Oil and gas production                                 57,367          49,685
  General and administrative                              4,060           1,769
  Depletion                                              13,863          39,643
                                                      ---------      ----------
                                                         75,290          91,097
                                                      ---------      ----------
Net income (loss)                                    $   61,019     $   (31,594)
                                                      =========      ==========
Allocation of net income (loss):
  Managing general partner                           $      610     $      (316)
                                                      =========      ==========
  Limited partners                                   $   60,409     $   (31,278)
                                                      =========      ==========
Net income (loss) per limited partnership interest   $     7.56     $     (3.92)
                                                      =========      ==========
Distributions per limited partnership interest       $     7.95     $       -
                                                      =========      ==========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 2000            $   10,156     $  970,356     $  980,512

  Distributions                             (641)       (63,466)       (64,107)

  Net income                                 610         60,409         61,019
                                       ---------      ---------      ---------

Balance at March 31, 2000             $   10,125     $  967,299     $  977,424
                                       =========      =========      =========








         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

    The accompanying notes are an integral part of these financial statements

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                   $   61,019    $  (31,594)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depletion                                          13,863        39,643
   Changes in assets and liabilities:
     Accounts receivable                                   (3,406)       (7,418)
     Accounts payable                                       1,184         3,533
                                                        ---------     ---------
           Net cash provided by operating activities       72,660         4,164
                                                        ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                     (1,898)       (1,318)

Cash flows used in financing activities:
   Cash distributions to partners                         (64,107)          (32)
                                                        ---------     ---------
Net increase in cash                                        6,655         2,814
Cash at beginning of period                                74,959        47,370
                                                        ---------     ---------
Cash at end of period                                  $   81,614    $   50,184
                                                        =========     =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 85-B, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 129% to $135,322 for the three months ended March 31, 2000 as compared to $58,981 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended March 31, 2000, 3,488 barrels of oil, 1,505 barrels of natural gas liquids ("NGLs") and 7,429 mcf of gas were sold, or 6,231 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 3,395 barrels of oil, 1,555 barrels of NGLs and 8,568 mcf of gas were sold, or 6,378 BOEs.

The average price received per barrel of oil increased $17.01, or 146%, from $11.64 for the three months ended March 31, 1999 to $28.65 for the same period in 2000. The average price received per barrel of NGLs increased $8.91, or 162%, from $5.50 for the three months ended March 31, 1999 to $14.41 for the same period in 2000. The average price received per mcf of gas increased 45% from $1.27 during the three months ended March 31, 1999 to $1.84 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $75,290 for the three months ended March 31, 2000 as compared to $91,097 for the same period in 1999, a decrease of $15,807, or 17%. This decrease was primarily due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $57,367 for the three months ended March 31, 2000 and $49,685 for the same period in 1999, an increase of $7,682, or 15%. The increase was attributable to higher production taxes due to increased oil and gas revenues and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 130% from $1,769 for the three months ended March 31, 1999 to $4,060 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $13,863 for the three months ended March 31, 2000 compared to $39,643 for the same period in 1999, a decrease of $25,780, or 65%. The decrease was attributable to an increase in proved reserves during the three months ended March 31, 2000 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 93 barrels for the period ended March 31, 2000 compared to the same period ended March 31, 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $68,496 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $80,816 in oil and gas sales receipts, offset by increases in operating costs paid of $8,956 and in G&A expenses paid of $3,364.

Net Cash Used in Investing Activities

The Partnership's investing activities for the three months ended March 31, 2000 and 1999 were related to equipment upgrades on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $64,107, of which $641 was distributed to the managing general partner and $63,466 to the limited partners. For the same period ended March 31, 1999, $32 was distributed to the general partners with no distribution to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                          PARKER & PARSLEY 85-B, LTD.


                                By:      Pioneer Natural Resources USA, Inc.
                                          Managing General Partner

Dated:  May 11, 2000            By:      /s/ Rich Dealy
                                         ----------------------------------
                                         Rich Dealy, Vice President
                                           and Chief Accounting Officer