Form 10-Q
period 2000-06-30
PARKER & PARSLEY 85-B LTD
filed 2000-08-07
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                          Commission File No. 2-99079B

                           PARKER & PARSLEY 85-B, LTD.
             (Exact name of Registrant as specified in its charter)

                   Texas                                     75-2075492
  --------------------------------------------          ---------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999.............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1   Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   June 30,     December 31,
                                                     2000           1999
                                                 ------------   -----------
                                                  (Unaudited)
                      ASSETS
Current assets:
  Cash                                           $    70,663    $    74,959
  Accounts receivable - oil and gas sales             69,746         59,750
                                                  ----------     ----------
           Total current assets                      140,409        134,709
                                                  ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             5,316,317      5,320,021
Accumulated depletion                             (4,490,127)    (4,462,209)
                                                  ----------     ----------
     Net oil and gas properties                      826,190        857,812
                                                  ----------     ----------
                                                 $   966,599    $   992,521
                                                  ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $    17,327    $    12,009

Partners' capital:
  Managing general partner                             9,843         10,156
  Limited partners (7,988 interests)                 939,429        970,356
                                                  ----------     ----------
                                                     949,272        980,512
                                                  ----------     ----------
                                                 $   966,599    $   992,521
                                                  ==========     ==========



  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended      Six months ended
                                        June 30,               June 30,
                                 ---------------------   ---------------------
                                    2000       1999        2000        1999
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 140,791   $  85,896   $ 276,113   $ 144,877
  Interest                           1,335         708       2,322       1,230
                                  --------    --------    --------    --------
                                   142,126      86,604     278,435     146,107
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            79,043      51,665     136,410     101,350
  General and administrative         4,223       2,578       8,283       4,347
  Depletion                         14,055      17,864      27,918      57,507
                                  --------    --------    --------    --------
                                    97,321      72,107     172,611     163,204
                                  --------    --------    --------    --------
Net income (loss)                $  44,805   $  14,497   $ 105,824   $ (17,097)
                                  ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner       $     448   $     145   $   1,058   $    (171)
                                  ========    ========    ========    ========
  Limited partners               $  44,357   $  14,352   $ 104,766   $ (16,926)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $    5.56   $    1.80   $   13.12   $   (2.12)
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                       ---------     ----------     ----------

Balance at January 1, 2000             $  10,156     $  970,356     $  980,512

   Distributions                          (1,371)      (135,693)      (137,064)

   Net income                              1,058        104,766        105,824
                                        --------      ---------      ---------

Balance at June 30, 2000               $   9,843     $  939,429     $  949,272
                                        ========      =========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                              June 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                   $  105,824    $  (17,097)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                          27,918        57,507
  Changes in assets and liabilities:
     Accounts receivable                                  (9,996)      (20,672)
     Accounts payable                                      5,318         4,753
                                                       ---------     ---------
          Net cash provided by operating activities      129,064        24,491
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (2,708)       (2,909)
  Proceeds from asset dispositions                         6,412           134
                                                       ---------     ---------
          Net cash provided by (used in)
             investing activities                          3,704        (2,775)
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (137,064)      (25,547)
                                                       ---------     ---------
Net decrease in cash                                      (4,296)       (3,831)
Cash at beginning of period                               74,959        47,370
                                                       ---------     ---------
Cash at end of period                                 $   70,663    $   43,539
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 85-B, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results of operations are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 91% to $276,113 for the six months ended June 30, 2000 as compared to $144,877 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 6,942 barrels of oil, 3,123 barrels of natural gas liquids ("NGLs") and 14,832 mcf of gas were sold, or 12,537 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 6,915 barrels of oil, 3,410 barrels of NGLs and 16,651 mcf of gas were sold, or 13,100 BOEs.

The average price received per barrel of oil increased $14.72, or 106%, from $13.86 for the six months ended June 30, 1999 to $28.58 for the same period in 2000. The average price received per barrel of NGLs increased $7.20, or 102%, from $7.09 during the six months ended June 30, 1999 to $14.29 for the same period in 2000. The average price received per mcf of gas increased 50% from $1.49 during the six months ended June 30, 1999 to $2.23 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $172,611 for the six months ended June 30, 2000 as compared to $163,204 for the same period in 1999, an increase of $9,407, or 6%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decrease in depletion.

Production costs were $136,410 for the six months ended June 30, 2000 and $101,350 for the same period in 1999 resulting in a $35,060 increase, or 35%. The increase was the result of additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 91% from $4,347 for the six months ended June 30, 1999 to $8,283 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $27,918 for the six months ended June 30, 2000 compared to $57,507 for the same period in 1999, a decrease of $29,589, or 51%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 64% to $140,791 for the three months ended June 30, 2000 as compared to $85,896 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 3,454 barrels of oil, 1,618 barrels of NGLs and 7,403 mcf of gas were sold, or 6,306 BOEs. For the three months ended June 30, 1999, 3,520 barrels of oil, 1,855 barrels of NGLs and 8,083 mcf of gas were sold, or 6,722 BOEs.

The average price received per barrel of oil increased $12.51, or 78%, from $16.01 for the three months ended June 30, 1999 to $28.52 for the same period in 2000. The average price received per barrel of NGLs increased $5.77, or 69%, from $8.41 during the three months ended June 30, 1999 to $14.18 for the same period in 2000. The average price received per mcf of gas increased 52% from $1.72 during the three months ended June 30, 1999 to $2.61 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $97,321 for the three months ended June 30, 2000 as compared to $72,107 for the same period in 1999, an increase of $25,214, or 35%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $79,043 for the three months ended June 30, 2000 and $51,665 for the same period in 1999 resulting in a $27,378 increase, or 53%. The increase was the result of additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 64% from $2,578 for the three months ended June 30, 1999 to $4,223 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $14,055 for the three months ended June 30, 2000 compared to $17,864 for the same period in 1999, a decrease of $3,809, or 21%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $104,573 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was primarily due to an increase in oil and gas sales receipts of $143,004, offset by an increase in operating costs paid of $38,431.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities for the six months ended June 30, 2000 and 1999 included expenditures related to equipment upgrades on several oil and gas properties.

Proceeds from asset dispositions of $6,412 and $134 were received during the six months ended June 30, 2000 and 1999, respectively, from equipment credits received on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $137,064, of which $1,371 was distributed to the managing general partner and $135,693 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $25,547, of which $255 was distributed to the managing general partner and $25,292 to the limited partners.

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

                                       PARKER & PARSLEY 85-B, LTD.

                                 By:   Pioneer Natural Resources USA, Inc.,
                                        Managing General Partner

Dated:  August 7, 2000          By:    /s/ Rich Dealy
                                       ------------------------------------
                                       Rich Dealy, Vice President and
                                       Chief Accounting Officer