Form 10-Q
period 2000-09-30
PARKER & PARSLEY 85-B LTD
filed 2000-11-09
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000



                          Commission File No. 2-99079B


                           PARKER & PARSLEY 85-B, LTD.
                          -----------------------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1   Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                    ASSETS
Current assets:
  Cash                                            $     72,091     $     74,959
  Accounts receivable - oil and gas sales               90,659           59,750
                                                   -----------      -----------
           Total current assets                        162,750          134,709
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,317,256        5,320,021
Accumulated depletion                               (4,501,976)      (4,462,209)
                                                   -----------      -----------
           Net oil and gas properties                  815,280          857,812
                                                   -----------      -----------
                                                  $    978,030     $    992,521
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     21,081     $     12,009

Partners' capital:
  Managing general partner                               9,921           10,156
  Limited partners (7,988 interests)                   947,028          970,356
                                                   -----------      -----------
                                                       956,949          980,512
                                                   -----------      -----------
                                                  $    978,030     $    992,521
                                                   ===========      ===========




The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended         Nine months ended
                                    September 30,              September 30,
                               ----------------------    ----------------------
                                  2000         1999         2000         1999
                               ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                  $ 168,472    $ 110,165    $ 444,585    $ 255,042
  Interest                         1,614          833        3,936        2,063
                                --------     --------     --------     --------
                                 170,086      110,998      448,521      257,105
                                --------     --------     --------     --------
Costs and expenses:
  Oil and gas production          70,821       47,290      207,231      148,640
  General and administrative       5,054        3,304       13,337        7,651
  Depletion                       11,849       14,535       39,767       72,042
                                --------     --------     --------     --------
                                  87,724       65,129      260,335      228,333
                                --------     --------     --------     --------
Net income                     $  82,362    $  45,869    $ 188,186    $  28,772
                                ========     ========     ========     ========
Allocation of net income:
  Managing general partner     $     824    $     459    $   1,882    $     288
                                ========     ========     ========     ========
  Limited partners             $  81,538    $  45,410    $ 186,304    $  28,484
                                ========     ========     ========     ========
Net income per limited
  partnership interest         $   10.20    $    5.69    $   23.32    $    3.57
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                         Managing
                                         general       Limited
                                         partner       partners       Total
                                        ----------    ----------    ----------

Balance at January 1, 2000              $   10,156    $  970,356    $  980,512

    Distributions                           (2,117)     (209,632)     (211,749)

    Net income                               1,882       186,304       188,186
                                         ---------     ---------     ---------

Balance at September 30, 2000           $    9,921    $  947,028    $  956,949
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  188,186    $   28,772
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                            39,767        72,042
  Changes in assets and liabilities:
      Accounts receivable                                 (30,909)      (14,575)
      Accounts payable                                      9,072         3,906
                                                        ---------     ---------
         Net cash provided by operating activities        206,116        90,145
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (3,647)       (6,399)
  Proceeds from asset dispositions                          6,412           134
                                                        ---------     ---------
         Net cash provided by (used in) investing
           activities                                       2,765        (6,265)
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (211,749)      (58,792)
                                                        ---------     ---------
Net increase (decrease) in cash                            (2,868)       25,088
Cash at beginning of period                                74,959        47,370
                                                        ---------     ---------
Cash at end of period                                  $   72,091    $   72,458
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 85-B, L.P. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership, as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 74% to $444,585 for the nine months ended September 30, 2000 as compared to $255,042 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 10,425 barrels of oil, 5,029 barrels of natural gas liquids ("NGLs") and 23,230 mcf of gas were sold, or 19,326 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 10,541 barrels of oil, 5,127 barrels of NGLs and 24,923 mcf of gas were sold, or 19,822 BOEs.

The average price received per barrel of oil increased $13.46, or 84%, from $16.06 for the nine months ended September 30, 1999 to $29.52 for the same period in 2000. The average price received per barrel of NGLs increased $6.54, or 75%, from $8.71 during the nine months ended September 30, 1999 to $15.25 for the same period in 2000. The average price received per mcf of gas increased 57% from $1.65 during the nine months ended September 30, 1999 to $2.59 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Costs and Expenses:

Total costs and expenses increased to $260,335 for the nine months ended September 30, 2000 as compared to $228,333 for the same period in 1999, an increase of $32,002, or 14%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $207,231 for the nine months ended September 30, 2000 and $148,640 for the same period in 1999 resulting in a $58,591 increase, or 39%. The increase was primarily due to additional well maintenance costs of $41,891 incurred to stimulate well production and higher production taxes of $15,224 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 74% from $7,651 for the nine months ended September 30, 1999 to $13,337 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $39,767 for the nine months ended September 30, 2000 compared to $72,042 for the same period in 1999, representing a decrease of $32,275, or 45%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999 and a decline in oil production of 116 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 53% to $168,472 for the three months ended September 30, 2000 as compared to $110,165 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 3,483 barrels of oil, 1,906 barrels of NGLs and 8,398 mcf of gas were sold, or 6,789 BOEs. For the three months ended September 30, 1999, 3,626 barrels of oil, 1,717 barrels of NGLs and 8,272 mcf of gas were sold, or 6,722 BOEs.

The average price received per barrel of oil increased $11.12, or 55%, from $20.25 for the three months ended September 30, 1999 to $31.37 for the same period in 2000. The average price received per barrel of NGLs increased $4.88, or 41%, from $11.94 during the three months ended September 30, 1999 to $16.82 for the same period in 2000. The average price received per mcf of gas increased 65% from $1.96 for the three months ended September 30, 1999 to $3.23 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $87,724 for the three months ended September 30, 2000 as compared to $65,129 for the same period in 1999, an increase of $22,595, or 35%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $70,821 for the three months ended September 30, 2000 and $47,290 for the same period in 1999, resulting in a $23,531 increase, or 50%. The increase was primarily due to additional well maintenance costs of $15,374 incurred to stimulate well production and higher production taxes of $5,732 associated with higher oil and gas prices.

During this period, G&A increased, in aggregate, 53% from $3,304 for the three months ended September 30, 1999 to $5,054 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $11,849 for the three months ended September 30, 2000 compared to $14,535 for the same period in 1999, a decrease of $2,686, or 18%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999 and a decline in oil production of 143 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $115,971 during the nine months ended September 30, 2000 from the same period in 1999. This increase was due to an increase in oil and gas sales receipts of $175,082, offset by increases in production costs paid of $52,718 and G&A expenses paid $6,393.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities for the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on several oil and gas properties.

Proceeds from asset dispositions of $6,412 and $134 were received from equipment credits during the nine months ended September 30, 2000 and 1999, respectively.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $211,749, of which $2,117 was distributed to the managing general partner and $209,632 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $58,792, of which $588 was distributed to the managing general partner and $58,204 to the limited partners.

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


                                           PARKER & PARSLEY 85-B, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 2000          By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer