Form 10-Q
period 2001-06-30
PARKER & PARSLEY 85-B LTD
filed 2001-08-07
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                          Commission File No. 2 -99079B


                           PARKER & PARSLEY 85-B, LTD.
             (Exact name of Registrant as specified in its charter)

                            Texas                            75-2075492
          ------------------------------------------    ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)           Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas          75039
     -------------------------------------------------       -----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001....................................    5

            Statements of Cash Flows for the six months
              ended June 30, 2001 and 2000...........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                      June 30,     December 31,
                                                        2001           2000
                                                    -----------    -----------
                                                    (Unaudited)
                      ASSETS
Current assets:
  Cash                                              $   154,190    $    80,718
  Accounts receivable - oil and gas sales                73,028         84,740
                                                     ----------     ----------
           Total current assets                         227,218        165,458
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                5,318,689      5,317,256
Accumulated depletion                                (4,558,726)    (4,526,767)
                                                     ----------     ----------
     Net oil and gas properties                         759,963        790,489
                                                     ----------     ----------
                                                    $   987,181    $   955,947
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    15,556    $    10,515

Partners' capital:
  Managing general partner                               10,067          9,805
  Limited partners (7,988 interests)                    961,558        935,627
                                                     ----------     ----------
                                                        971,625        945,432
                                                     ----------     ----------
                                                    $   987,181    $   955,947
                                                     ==========     ==========



   The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended        Six months ended
                                          June 30,                 June 30,
                                  ----------------------    -----------------------
                                     2001        2000         2001          2000
                                  ---------    ---------    ---------    ----------
Revenues:
  Oil and gas                     $ 144,439    $ 140,791    $ 323,533    $  276,113
  Interest                            1,125        1,335        2,407         2,322
                                   --------     --------     --------     ---------
                                    145,564      142,126      325,940       278,435
                                   --------     --------     --------     ---------
Costs and expenses:
  Oil and gas production             71,567       79,043      132,743       136,410
  General and administrative          4,333        4,223        9,706         8,283
  Depletion                          17,339       14,055       31,959        27,918
                                   --------     --------     --------     ---------
                                     93,239       97,321      174,408       172,611
                                   --------     --------     --------     ---------
Net income                        $  52,325    $  44,805    $ 151,532    $  105,824
                                   ========     ========     ========     =========
Allocation of net income:
  Managing general partner        $     523    $     448    $   1,515    $    1,058
                                   ========     ========     ========     =========
  Limited partners                $  51,802    $  44,357    $ 150,017    $  104,766
                                   ========     ========     ========     =========
Net income per limited
  partnership interest            $    6.48    $    5.56    $   18.78    $    13.12
                                   ========     ========     ========     =========




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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general      Limited
                                     partner      partners       Total
                                    ---------    ----------    ----------


Balance at January 1, 2001          $   9,805    $  935,627    $  945,432

   Distributions                       (1,253)     (124,086)     (125,339)

   Net income                           1,515       150,017       151,532
                                     --------     ---------     ---------

Balance at June 30, 2001            $  10,067    $  961,558    $  971,625
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                               June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Cash flows from operating activities:
  Net income                                          $  151,532     $  105,824
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          31,959         27,918
  Changes in assets and liabilities:
     Accounts receivable                                  11,712         (9,996)
     Accounts payable                                      5,041          5,318
                                                       ---------      ---------
          Net cash provided by operating activities      200,244        129,064
                                                       ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (1,433)        (2,708)
  Proceeds from asset dispositions                           -            6,412
                                                       ---------      ---------
          Net cash provided by (used in)
            investing activities                          (1,433)         3,704
                                                       ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (125,339)      (137,064)
                                                       ---------      ---------
Net increase (decrease) in cash                           73,472         (4,296)
Cash at beginning of period                               80,718         74,959
                                                       ---------      ---------
Cash at end of period                                 $  154,190     $   70,663
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 85-B, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results of operations are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 17% to $323,533 for the six months ended June 30, 2001 as compared to $276,113 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a slight decline in production and lower average prices received for oil. For the six months ended June 30, 2001, 6,896 barrels of oil, 2,960 barrels of natural gas liquids ("NGLs") and 16,032 mcf of gas were sold, or 12,528 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 6,942 barrels of oil, 3,123 barrels of NGLs and 14,832 mcf of gas were sold, or 12,537 BOEs.

The average price received per barrel of oil decreased $.63, or 2%, from $28.58 for the six months ended June 30, 2000 to $27.95 for the same period in 2001. The average price received per barrel of NGLs increased $2.56, or 18%, from $14.29 during the six months ended June 30, 2000 to $16.85 for the same period in 2001. The average price received per mcf of gas increased 126% from $2.23 during the six months ended June 30, 2000 to $5.05 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $174,408 for the six months ended June 30, 2001 as compared to $172,611 for the same period in 2000, an increase of $1,797, or 1%. This increase was due to increases in depletion and general and administrative expenses ("G&A"), offset by a decrease in production costs.

Production costs were $132,743 for the six months ended June 30, 2001 and $136,410 for the same period in 2000, a decrease of $3,667, or 3%. The decrease was primarily due to lower well maintenance costs, offset by an increase in workover expense incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 17% from $8,283 for the six months ended June 30, 2000 to $9,706 for the same period in 2001, primarily due to an increase in audit and tax fees and a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $31,959 for the six months ended June 30, 2001 as compared to $27,918 for the same period in 2000, an increase of $4,041, or 14%. This increase was primarily due to a reduction in proved reserves due to lower commodity prices during the period ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 3% to $144,439 for the three months ended June 30, 2001 as compared to $140,791 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a decrease in production and lower average prices received for oil. For the three months ended June 30, 2001, 3,236 barrels of oil, 1,626 barrels of NGLs and 7,667 mcf of gas were sold, or 6,140 BOEs. For the three months ended June 30, 2000, 3,454 barrels of oil, 1,618 barrels of NGLs and 7,403 mcf of gas were sold, or 6,306 BOEs.

The average price received per barrel of oil decreased $1.58, or 6%, from $28.52 for the three months ended June 30, 2000 to $26.94 for the same period in 2001. The average price received per barrel of NGLs increased $.95, or 7%, from $14.18 during the three months ended June 30, 2000 to $15.13 for the same period in 2001. The average price received per mcf of gas increased 63% from $2.61 during the three months ended June 30, 2000 to $4.26 for the same period in 2001.

Costs and Expenses:

Total costs and expenses decreased to $93,239 for the three months ended June 30, 2001 as compared to $97,321 for the same period in 2000, a decrease of $4,082, or 4%. This decrease was due to a decrease in production costs, offset by increases in depletion and G&A.

Production costs were $71,567 for the three months ended June 30, 2001 and $79,043 for the same period in 2000, a decrease of $7,476, or 9%. The decrease was primarily due to lower well maintenance costs, offset by an increase in workover expenses incurred to stimulate well production.

During this period, G&A increased 3% from $4,223 for the three months ended June 30, 2000 to $4,333 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $17,339 for the three months ended June 30, 2001 as compared to $14,055 for the same period in 2000, an increase of $3,284, or 23%. This increase was primarily due to a reduction in proved reserves due to lower commodity prices during the period ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $71,180 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to an increase of $47,505 in oil and gas sales receipts and reductions in working capital of $21,431 and production costs of $3,667, offset by an increase in G&A expenses of $1,423. The increase in oil and gas receipts resulted from the increase in gas and NGL prices of $49,771 and $6,054 resulting from an increase in gas production during 2001, offset by $4,032 resulting from the decline in oil and NGL production and a $4,288 decline resulting from lower oil prices during 2001 as compared to the same period in 2000. The decrease in production costs was due to lower well maintenance costs, offset by an increase in workover expenses incurred to stimulate well production. The increase in G&A was primarily due to an increase in audit and tax fees and a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The  Partnership's  investing  activities for the six months ended June 30, 2001
and  2000  included   expenditures  related  to  equipment  upgrades  on  active properties.

Proceeds from asset dispositions of $6,412 were received during the six months ended June 30, 2000 from equipment credits received on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $125,339, of which $1,253 was distributed to the managing general partner and $124,086 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $137,064, of which $1,371 was distributed to the managing general partner and $135,693 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.


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

                                         PARKER & PARSLEY 85-B, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner




Dated:  August 7, 2001             By:    /s/ Rich Dealy
                                         ------------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer