Form 10-Q
period 2001-09-30
PARKER & PARSLEY 85-B LTD
filed 2001-11-08
CIK 791231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001



                          Commission File No. 2-99079B


                           PARKER & PARSLEY 85-B, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                     Texas                                    75-2075492
    --------------------------------------------        ----------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                75039
-------------------------------------------------            -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-B, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   12

            Signatures................................................   13

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    September 30,  December 31,
                                                        2001           2000
                                                    ------------   -----------
                                                    (Unaudited)
                    ASSETS
Current assets:
  Cash                                              $   124,378    $    80,718
  Accounts receivable - oil and gas sales                60,654         84,740
                                                     ----------     ----------
           Total current assets                         185,032        165,458
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                5,323,995      5,317,256
Accumulated depletion                                (4,654,806)    (4,526,767)
                                                     ----------     ----------
           Net oil and gas properties                   669,189        790,489
                                                     ----------     ----------
                                                    $   854,221    $   955,947
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                           25,268         10,515

Partners' capital:
  Managing general partner                                8,640          9,805
  Limited partners (7,988 interests)                    820,313        935,627
                                                     ----------     ----------
                                                        828,953        945,432
                                                     ----------     ----------
                                                    $   854,221    $   955,947
                                                     ==========     ==========


The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three months ended        Nine months ended
                                                September 30,            September 30,
                                          ----------------------    ----------------------
                                             2001         2000         2001        2000
                                          ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                             $ 122,938    $ 168,472    $ 446,471    $ 444,585
  Interest                                      958        1,614        3,365        3,936
                                           --------     --------     --------     --------
                                            123,896      170,086      449,836      448,521
                                           --------     --------     --------     --------
Costs and expenses:
  Oil and gas production                     88,122       70,821      220,865      207,231
  General and administrative                  3,611        5,054       13,317       13,337
  Impairment of oil and gas properties       69,944          -         69,944          -
  Depletion                                  26,136       11,849       58,095       39,767
                                           --------     --------     --------     --------
                                            187,813       87,724      362,221      260,335
                                           --------     --------     --------     --------
Net income (loss)                         $ (63,917)   $  82,362    $  87,615    $ 188,186
                                           ========     ========     ========     ========
Allocation of net income (loss):
  Managing general partner                $    (639)   $     824    $     876    $   1,882
                                           ========     ========     ========     ========
  Limited partners                        $ (63,278)   $  81,538    $  86,739    $ 186,304
                                           ========     ========     ========     ========
Net income (loss) per limited
  partnership interest                    $   (7.92)   $   10.20    $   10.86    $   23.32
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general      Limited
                                         partner      partners        Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $   9,805    $  935,627    $  945,432

    Distributions                          (2,041)     (202,053)     (204,094)

    Net income                                876        86,739        87,615
                                         --------     ---------     ---------

Balance at September 30, 2001           $   8,640    $  820,313    $  828,953
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                       ------------------------
                                                           2001         2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   87,615    $  188,186
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Impairment of oil and gas properties                 69,944           -
      Depletion                                            58,095        39,767
  Changes in assets and liabilities:
      Accounts receivable                                  24,086       (30,909)
      Accounts payable                                     14,753         9,072
                                                        ---------     ---------
           Net cash provided by operating activities      254,493       206,116
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (6,739)       (3,647)
  Proceeds from asset dispositions                            -           6,412
                                                        ---------     ---------
           Net cash provided by (used in) investing
             activities                                    (6,739)        2,765
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (204,094)     (211,749)
                                                        ---------     ---------
Net increase (decrease) in cash                            43,660        (2,868)
Cash at beginning of period                                80,718        74,959
                                                        ---------     ---------
Cash at end of period                                  $  124,378    $   72,091
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

                           PARKER & PARSLEY 85-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 85-B, L.P. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership, as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $69,944 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $1,175,680 of which $1,155,472 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues increased slightly to $446,471 for the nine months ended September 30, 2001 as compared to $444,585 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas, offset by a decline in production and lower average prices received for oil and natural gas liquids ("NGLs"). For the nine months ended September 30, 2001, 10,016 barrels of oil, 4,872 barrels of NGLs and 24,275 mcf of gas were sold, or 18,934 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 10,425 barrels of oil, 5,029 barrels of NGLs and 23,230 mcf of gas were sold, or 19,326 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $2.07, or 7%, from $29.52 for the nine months ended September 30, 2000 to $27.45 for the same period in 2001. The average price received per barrel of NGLs decreased $.29, or 2%, from $15.25 during the nine months ended September 30, 2000 to $14.96 for the same period in 2001. The average price received per mcf of gas increased 57% from $2.59 during the nine months ended September 30, 2000 to $4.06 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $362,221 for the nine months ended September 30, 2001 as compared to $260,335 for the same period in 2000, an increase of $101,886, or 39%. This increase was due to increases in the impairment of oil and gas properties, depletion and production costs, offset by a decline in general and administrative expenses ("G&A").

Production costs were $220,865 for the nine months ended September 30, 2001 and $207,231 for the same period in 2000 resulting in a $13,634 increase, or 7%. The increase was primarily due to higher ad valorem taxes and additional workover costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased slightly from $13,337 for the nine months ended September 30, 2000 to $13,317 for the same period in 2001.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $69,944 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $58,095 for the nine months ended September 30, 2001 as compared to $39,767 for the same period in 2000, representing an increase of $18,328, or 46%. This increase was the result of a reduction in proved reserves during the period ended September 30, 2001 due to lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decline in oil production of 409 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 27% to $122,938 for the three months ended September 30, 2001 as compared to $168,472 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 3,120 barrels of oil, 1,912 barrels of NGLs and 8,243 mcf of gas were sold, or 6,406

BOEs. For the three months ended September 30, 2000, 3,483 barrels of oil, 1,906 barrels of NGLs and 8,398 mcf of gas were sold, or 6,789 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $5.03, or 16%, from $31.37 for the three months ended September 30, 2000 to $26.34 for the same period in 2001. The average price received per barrel of NGLs decreased $4.77, or 28%, from $16.82 during the three months ended September 30, 2000 to $12.05 for the same period in 2001. The average price received per mcf of gas decreased 33% from $3.23 for the three months ended September 30, 2000 to $2.15 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $187,813 for the three months ended September 30, 2001 as compared to $87,724 for the same period in 2000, an increase of $100,089, or 114%. This increase was due to increases in the impairment of oil and gas properties, production costs and depletion, offset by a decline in G&A.

Production costs were $88,122 for the three months ended September 30, 2001 and $70,821 for the same period in 2000, resulting in a $17,301 increase, or 24%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes, offset by lower production taxes.

During this period, G&A decreased 29% from $5,054 for the three months ended September 30, 2000 to $3,611 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $69,944 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $26,136 for the three months ended September 30, 2001 as compared to $11,849 for the same period in 2000, an increase of $14,287, or 121%. This increase was attributable to a reduction in proved reserves during the period ended September 30, 2001 resulting from lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decline in oil production of 363 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $48,377 during the nine months ended September 30, 2001 from the same period in 2000. This increase was due to an increase in oil and gas sales receipts of $1,315, a decline in G&A expenses of $20 and a reduction in working capital of $60,676, offset by an increase in production costs of $13,634. The increase in oil and gas receipts resulted from the increase in gas prices during 2001 which contributed an additional $34,153, offset by $9,333 resulting from the decline in production and a $23,505 decline from lower oil and NGL prices received during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to higher ad valorem taxes and additional workover costs incurred to stimulate well production.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities for the nine months ended September 30, 2001 and 2000 included expenditures related to equipment upgrades on several oil and gas properties.

Proceeds from asset dispositions of $6,412 were recognized during the nine months ended September 30, 2000 from equipment credits received on active properties.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $204,094, of which $2,041 was distributed to the managing general partner and $202,053 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $211,749, of which $2,117 was distributed to the managing general partner and $209,632 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 85-B, LTD.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 8, 2001            By:    /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer